Form 10-Q
period 1999-06-30
SFAC NEW HOLDINGS INC
filed 1999-08-13
CIK 1088963

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999               Commission File Number 33-383149
                   ------------                                        --------
                                 SFAC New Holdings, Inc.
                          -----------------------------------
          (Exact name of registrant as specified in its charter)


                  State of Delaware                 52-2173534
---------------------------------------------------------------------------
           (State or other jurisdiction       (I.R.S. Employer
       of incorporation or organization)       Identification No.)


            520 Lake Cook Road, Suite 550, Deerfield, IL 60015
           -------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code (847) 405-5300
                                                         -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      X       No
                                   ----



The number of shares outstanding of the Registrant's common stock as of August 12, 1999 was 319,250 shares of common stock.



                  SFAC NEW HOLDINGS, INC AND SUBSIDIARIES


                                   INDEX



PART I - FINANCIAL INFORMATION                          Page No.
                                                        --------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of June 30, 1999 and December 31, 1998            3

     Condensed Consolidated Statements of Operations for
        the three- and six-month periods
        ended June 30, 1999 and 1998                         4

     Condensed Consolidated Statements of Cash Flows for
        the six-month periods
        ended June 30, 1999 and 1998                         5

     Notes to Financial Statements                         6-9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10-12

PART II - OTHER INFORMATION                                 13

SIGNATURE                                                   14

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

                           SFAC NEW HOLDINGS, INC AND SUBSIDIARIES

                           Condensed Consolidated Balance Sheets

                                       ($ In thousands)


                                              Successor      Predecessor
                                              ---------      ----------
                                               June 30,      December 31,
                                                 1999           1998
                                              ----------      ----------
        Assets                                (unaudited)

Current assets:
  Cash and cash equivalents                 $    62,402       $    5,881
  Accounts receivable, net                       30,485           19,327
  Inventories                                    30,213           23,366
  Net assets of discontinued operations               -           86,632
  Other current assets                            8,934            7,234
                                             ----------       ----------
          Total current assets                  132,034          142,440

Property, plant, and equipment, net             242,772          234,944
Intangible assets, net                          133,808          113,438
Other noncurrent assets                          44,580           43,573
                                             ----------       ----------

          Total assets                      $   553,194       $  534,395
                                             ==========       ==========

       Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt      $     3,211       $    3,450
  Accounts payable                               45,983           37,779
  Accrued expenses                               84,136           80,741
                                             ----------       ----------
          Total current liabilities             133,330          121,970

Long-term debt (Note 5)                       1,150,068        1,250,198
Due to Specialty Foods Acquisition
    Corporation                                   7,997                -
Other noncurrent liabilities                     29,809           31,355
                                             ----------       ----------
          Total liabilities                   1,321,204        1,403,523

Redeemable preferred stock                            -           19,500

Stockholders' equity                           (768,010)        (888,628)
                                             ----------       ----------

          Total liabilities and
              stockholders' equity          $   553,194       $  534,395
                                             ==========       ==========


See accompanying notes to condensed consolidated financial statements.

                  SFAC NEW HOLDINGS, INC AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations

                             (Unaudited)
                          ($ In thousands)


                                   Successor   Predecessor      Successor   Predecessor
                                   ---------   -----------      ---------   -----------
                                 Three months ended June 30,    Six months ended June 30,
                                 --------------------------------------------------------
                                      1999          1998            1999         1998
                                      ----          ----            ----         ----


 Net sales                       $ 225,975     $ 186,297        $ 426,240    $ 357,221
 Cost of sales                      97,635        82,075          187,079      158,394
                                 ---------     ---------        ---------    ---------
    Gross profit                   128,340       104,222          239,161      198,827
                                 ---------     ---------        ---------    ---------

 Operating expenses:
  Selling, distribution, general
    and administrative             114,228        95,376          223,008      189,981
  Amortization of intangibles        1,088           241            2,105          453
                                 ---------      --------         --------    ---------
   Total operating expenses        115,316        95,617          225,113      190,434
                                 ---------      --------         --------    ---------

   Operating profit                 13,024         8,605           14,048        8,393

 Other expenses:
  Interest expense, net             37,072        32,555           73,817       63,952
  Third-party financing
      fees (Note 5)                  8,405             -            8,405            -
  Other expense, net                 2,920           499            3,599        1,300
                                  --------       -------         --------    ---------
   Loss before income taxes        (35,373)      (24,449)         (71,773)     (56,859)

 Provision (benefit) for
      income taxes                     192           (27)             333            2
                                  --------       -------          -------    ---------
   Loss from continuing
      operations                   (35,565)      (24,422)         (72,106)     (56,861)

 Discontinued operations:
  Net income                            16         2,617            3,826        4,979
  Gain on disposal, net             30,238             -           29,826            -
                                  --------       -------          -------    ---------
                                    30,254         2,617           33,652        4,979
                                  --------       -------          -------    ---------

        Net loss                $   (5,311)   $  (21,805)      $  (38,454)  $  (51,882)
                                  ========       =======         ========    =========




  See accompanying notes to condensed consolidated financial statements.

                   SFAC NEW HOLDINGS, INC AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows

                                    (Unaudited)
                                 ($ In thousands)

                                            Successor       Predecessor
                                            --------        ----------
                                             Six months ended June 30,
                                             ------------------------
                                                1999            1998
                                               -----           -----

Cash flows from operating activities:
 Loss from continuing operations         $   (72,106)      $  (56,861)
 Adjustments to reconcile to net
  cash from continuing operating
  activities
   Depreciation and amortization              19,634           11,977
   Debt issuance cost amortization             5,716            4,294
   Accretion of interest                      26,350           23,578
  Changes in operating assets and
    liabilities, net of effects from
    businesses acquired or sold                  160          (14,350)
                                            --------        ---------
  Net cash used by continuing
     operating activities                    (20,246)         (31,362)
  Net cash used by discontinued operations    (1,440)          (3,949)
                                           ---------        ---------
    Net cash used by operating activities    (21,686)         (35,311)


Cash flows from investing activities:
 Proceeds from divestitures of businesses    119,954                -
 Acquisition of business                     (33,685)               -
 Capital expenditures                        (10,125)         (37,581)
 Other                                          (777)            (790)
                                           ---------        ---------
   Net cash provided (used)
      by investing activities                 75,367          (38,371)


Cash flows from financing activities:
 Increase in revolving credit                 22,801                -
 Refinancing costs                           (18,011)         (11,469)
 Payments on long-term debt                   (2,167)            (917)
 Other                                           217                -
                                            ---------       ---------
   Net cash provided (used)
       by financing activities                 2,840          (12,386)

Increase (decrease) in cash and
   cash equivalents                           56,521          (86,068)
Cash - beginning of period                     5,881          234,267
                                           ---------        ---------
Cash - end of period                      $   62,402       $  148,199
                                           =========        =========


  See accompanying notes to condensed consolidated financial statements.

            SFAC NEW HOLDINGS, INC AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           ($ In thousands)

   NOTE 1 - General

   (a)  Reorganization

   SFAC New Holdings, Inc. and Subsidiaries ("Successor Company" or the "Company") was formed to exchange debt securities issued by the Company for certain debt securities of Specialty Foods Acquisition Corporation ("Predecessor Company" or "SFAC"), as described in Note 5 to the Condensed Consolidated Financial Statements. Specialty Foods Corporation ("SFC"), a direct wholly owned subsidiary of the Predecessor Company, contributed its interest in the operating subsidiaries and other assets through a wholly-owned subsidiary, SFC-Sub, to SFAC New Holdings, Inc. As a result of this reorganization completed on June 11, 1999, SFAC New Holdings, Inc. is treated as a successor company for accounting purposes.

   The financial statements of the Predecessor Company are not comparable in certain respects to those of the Successor Company principally due to the 11% Senior Subordinated Discount Debentures and the redeemable preferred stock. These financial instruments were recorded on the Predecessor Company's financial statements and, as a result of the reorganization, are not reflected on the financial statements of the Successor Company.

   (b)  Interim Financial Information

   In the opinion of management, the accompanying unaudited interim condensed financial information of the Company and its Predecessor contains all adjustments, consisting only of those of a normal recurring nature, escept as otherwise indicated, necessary to present fairly the
   Company's and the Predecessor Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated.

   These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Predecessor Company for the year ended
   December 31, 1998 included in the annual report filed on Form
   10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. The financial information of the Successor
   Company for 1999 has been combined with the results of operations of the Predecessor Company from January 1, 1999 through June 11, 1999.

   Prior period financial information of the Predecessor Company is based on its historical financial information. Certain amounts in the Predecessor 1998 financial statements have been reclassified to conform to the manner in which the 1999 financial statements have been presented.

   NOTE 2 - Inventories

            The components of inventories are as follows:

                                              Successor     Predecessor
                                              ---------     ----------
                                               June 30,      December 31,
                                                 1999            1998
                                               ------         --------
                                                  (In thousands)

    Raw materials and packaging            $   13,957        $    12,244
    Work in progress                              236                264
    Finished goods                             13,487              8,593
    Other                                       3,689              3,209
                                              -------          ---------
                                               31,369             24,310
    Less obsolescence and other allowances     (1,156)              (944)
                                              -------          ---------
                                           $   30,213        $    23,366
                                             ========          =========


   Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in first-out ("FIFO") method.


   NOTE 3 -Discontinued Operations

   Discontinued operations relate to the divestiture of H&M Food Systems, Inc. ("H&M") in April 1999. This divestiture has been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. The net assets of H&M are reported as a single line item in the Company's Condensed Consolidated Balance Sheet for December 31, 1998 and the pre-divestiture operating results of H&M are reported in the discontinued operations section of the accompanying Condensed Consolidated Statements of Operations. No interest expense has been allocated to discontinued operations.


   NOTE 4 - Acquisitions

    On June 7, 1999, the Company's wholly-owned subsidiary Metz Baking Company ("Metz") acquired Grocers Baking Company of
    Grand Rapids, Michigan for $33.6 million plus an additional
    $5.8 million of indebtedness. Grocers Baking Company, which had 1998 sales of approximately $60 million, sells a variety of bread, buns, sweet goods, cookie dough and other frozen products throughout Michigan. Additionally, in July 1999, Metz completed a small add-on acquisition of a Detroit-based baker, Blue Bird Products, Inc. Blue Bird bakes a variety of fresh buns and rolls that are distributed throughout the Detroit area.

    NOTE 5 - Debt

    On May 12, 1999, private exchange offers were commenced for the existing publicly held debt securities of SFAC and SFC. Under the exchange offers, accredited investors that held existing debt securities of SFAC and SFC were provided the opportunity to exchange their debt securities for the debt securities of three new holding companies: SFC-Sub, Inc. (the direct parent of SFAC New Holdings, Inc.), SFAC New Holdings, Inc., and SFC New Holdings, Inc. (a wholly-owned subsidiary of SFAC New Holdings, Inc.). The private exchange offers were completed on June 11, 1999. In order to comply with its obligations under the registration rights agreement entered into in connection with the private exchange offers, SFAC New Holdings, Inc. and SFC New Holdings, Inc. filed public Form S-4 exchanges on July 16,1999 with the Securities Exchange Commission. These filings also allow the remaining holders of the SFAC and SFC debt securities the opportunity to exchange their existing debt securities for the debt securities of the new holdings companies. These public exchanges are expected to be completed by September 30, 1999 at which time any additional exchanged bonds will be reflected as debt on SFAC New Holdings, Inc.'s Condensed Consolidated Balance Sheet.

    Concurrent with the exchange offers, the Company amended and restated its Term Loan, Revolving Credit, and off-balance sheet Accounts Receivable facilities to extend the maturity date of these facilities and permit the exchange offers.

    The following table reconciles the debt reported by the Predecessor Company at December 31, 1998 to the debt reported by the Successor Company at June 30, 1999.



                                              Debt        Debt
                                            subject     exchanged
                               Predecessor     to          with      Normal       Successor
                               December 31,  public      SFC-Sub,   Operating      June 30,
                                  1998      exchange       Inc.      Activity        1999
                               -----------  --------     --------    --------      --------

Revolving Credit Facility     $   75,000   $      -     $      -    $   22,801   $    97,801
Term Loan Facility               169,080          -            -          (871)      168,209
Senior Notes due 2001            225,000     (4,305)           -             -       220,695
Senior Notes due 2002            150,000        (75)           -             -       149,925
Senior Subordinated Notes
   due 2003                      200,000     (2,354)           -           498       198,144
13% Senior Secured Discount
   Debentures                    295,191        (54)           -        19,281       314,418
11% Senior Subordinated
   Discount Debentures, payable
   to related parties            134,698          -     (141,274)        6,576             -
Other                              4,679          -            -          (592)        4,087
                              ----------    -------     ---------      ---------   ---------
                               1,253,648     (6,788)    (141,274)       47,693     1,153,279
   Less current portion           (3,450)         -            -           239        (3,211)
                              ----------    -------      --------      ---------   ---------
                              $1,250,198    $(6,788)   $(141,274)    $  47,932   $ 1,150,068
                              ==========    ========    =========      =========   =========

  Several terms of the Predecessor Company's debt have been changed as a result of the exchange offers and amended agreements, including, among other changes:

 - Senior Notes due 2001 - The coupon rate was increased from 10 1/4% to 11 1/4%.
 - Senior Notes due 2002 - The coupon rate was increased from 11 1/8% to 12 1/8%.
 - Senior Subordinated Notes due 2003 - The coupon rate was increased from 11 1/4% to 13 1/4% with 12 1/4% payable in cash and 1% payable in kind.
 - 13% Senior Subordinated Debentures - The cash pay interest date was extended from February 2000 to December 2004, the maturity date was extended from August 2005 to June 2009, and the Company was provided an option to redeem the debentures at prescribed discounts of accreted value.
 - Term Loan and Revolver - The interest rate increased by 75 basis points ("bps") to Libor + 450 bps for the Term Loan and Libor + 325 bps for the Revolver. The maturity dates of these facilities were extended one year to January 2001.
 - Accounts Receivable Facility - The amortization and the maturity dates were extended one year to December 2000 and January 2001, respectively.

   The Company has incurred approximately $20.5 million in fees and expenses related the exchange offers and refinancing. Approximately $12.1 million of fees have been paid to debtholders and have been classified as a long-term asset on the Company's Condensed Consolidated Balance Sheet. The remaining $8.4 million of fees and expenses were paid to third parties and have been recorded as a non-operating expense on the Company's Condensed Consolidated Statement of Operations.

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Seasonality

 The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher bread and cookie sales in the summer months, as well as the winter holiday season.


Results of Operations

    COMPARISON OF SECOND QUARTER 1999 TO SECOND QUARTER 1998

 The three months ended June 30, 1999 comprise the results of operations of the Predecessor Company for the period from April 1, 1999 to June 11, 1999 and the results of operations of the Company for the period from June 12, 1999 to June 30, 1999. The
 1999 periods are discussed on a combined basis.

 Consolidated net sales from continuing operations increased 21.3% to $226.0 million in 1999 compared to $186.3 million in 1998.
 The increase in net sales was primarily due to the inclusion of acquisitions completed in the last fourteen months, price increases taken at Metz and higher cafe sales at Boudin.

 The Company's gross profit margin percentage increased to 56.8% in 1999 from 56.0% in 1998. Higher pricing, favorable product mix, and moderately favorable commodity prices more than offset inflationary cost increases and higher depreciation.

 Selling, distribution, and general and administrative ("SDG&A") expenses increased $18.9 million in 1999 to $114.2 million primarily due to the inclusion of acquisitions completed in the last fourteen months. However, as a percentage of sales, SDG&A expenses decreased slightly to 50.6% in 1999 due to cost synergies resulting from the 1998 acquisitions.

 Interest expense, net in 1999 increased $4.5 million to $37.1 million from $32.6 million in 1998. The increase is primarily due to increased interest rates as a result of the debt exchange and refinancing and lower interest income in 1999, offset by lower interest expense on the New 11% Debentures, which is recorded at SFC-Sub since the reorganization.

 Included in other expenses in 1999 are third-party financing fees related to the debt exchange and refinancing.

 Other expense, net increased to $2.9 million in 1999 compared to $0.5 million in 1998. The increase is primarily due to the loss on the disposal of property, plant and equipment.

 As a result of the above factors, net loss from continuing operations increased to $35.6 million in 1999 compared to $24.4 million in 1998.

 The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

 The six months ended June 30, 1999 comprise the results of operations of the Predecessor Company for the period from January 1, 1999 to June 11, 1999 and the results of operations of the Company for the period from June 12, 1999 to June 30, 1999. The
 1999 periods are discussed on a combined basis.

 Consolidated net sales from continuing operations increased 19.3% to $426.2 million in 1999 compared to $357.2 million in 1998. The increase in net sales was primarily due to the inclusion of acquisitions completed in the last fourteen months, price increases taken at Metz and higher cafe sales at Boudin.

 The Company's gross profit margin percentage increased to 56.1% in 1999 from 55.7% in 1998 primarily due to pricing, a favorable sales mix shift at Mother's and slightly lower flour costs, which more than offset inflationary cost increases and higher depreciation.

 Selling, distribution, and general and administrative expenses increased $33.0 million in 1999 to $223.0 million primarily due to the inclusion of acquisitions completed over the last fourteen months. However, as a percentage of sales, SDG&A expenses decreased slightly to 52.4% in 1999 due to cost synergies resulting from the 1998 acquisitions.

 Interest expense, net in 1999 increased $9.8 million to $73.8 million from $64.0 million in 1998. The increase is primarily due to increased interest rates as a result of the debt exchange and refinancing and lower interest income in 1999, offset by lower interest expense on the New 11% Debentures, which is recorded at SFC-Sub since the reorganization.

 Included in other expenses in 1999 are third-party financing fees related to the debt exchange and refinancing.

 Other expense, net increased to $3.6 million in 1999 compared to $1.3 million in 1998. The increase is primarily due to the loss on the disposal of property, plant and equipment.

 As a result of the above factors, net loss from continuing operations increased to $72.1 million in 1999 compared to $56.9 million in 1998.

 The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

 Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three and six-month periods ended June 30, 1999 and 1998 is calculated as follows:

                              Successor   Predecessor    Successor   Predecessor
                             ----------   -----------    ---------   -----------
                                  Three Months Ended          Six Months Ended
                                       June 30,                     June 30,
                                   1999      1998              1999     1998
                            ----------------------------------------------------
                                                (In Millions)


Operating Profit               $  13,024    $  8,605         $ 14,048   $ 8,393
Depreciation and amortization     10,303       6,324           19,634    11,977
                                 -------     -------         --------    -------

EBITDA                         $  23,327    $ 14,929         $ 33,682   $ 20,370
                                ========     =======         ========    =======


Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 1999 totaled $21.7 million. Net of the effects of acquisitions, the use of cash for changes in operating assets and liabilities included increased inventories for seasonal inventory build and decreased funding under the accounts receivable facility, offset by an increase in accounts payable as the Company took advantage of favorable terms from creditors. In 1998, cash used by operating activities of $35.3 million was principally driven by increased working capital requirements, including higher levels of receivables and inventories and reductions in accounts payable and accrued expenses.

Net cash provided by investing activities totaled $75.4 million in 1999 and is primarily due to the proceeds from the sale of H&M, offset by the cost of the acquisition of Grocers Baking Company and planned capital expenditures. In 1998, net cash used by investing activities totaled $38.4 million. The activity in 1998 was primarily attributable to the purchase of $19.5 million of fleet and production equipment previously leased and planned capital expenditures.

Net cash provided by financing activities totaled $2.8 million in 1999 principally due to increased revolver borrowings, offset by payments of debt refinancing costs. In 1998, net cash used in financing activities amounted to $12.4 million principally due to refinancing costs.

Based upon the above, the net increase (decrease) in cash in 1999 and 1998 was $56.5 million and ($86.1) million, respectively.

As of June 30, 1999 the Company had a cash balance of $62.4 million and had $97.8 million borrowings under its $122.8 million Revolving Credit Facility. Outstanding letters of credit of $10.3 million as of June 30, 1999 reduce available funds under the facility. Liquidity was significantly enhanced by the $110 million of net cash proceeds received upon the closing of the H&M sale on April 12, 1999. Management believes that available funds should be adequate to fund the Company's 1999 operations, capital expenditures and acquisitions. However, there can be no assurances that available funds will be adequate to meet such needs.

On June 11, 1999, the Company completed private exchange offers as described in Note 5 to the Condensed Consolidated Financial Statements. In addition, the Company entered into amended and restated agreements which extend the maturity dates of its Accounts Receivable, Revolving Credit and Term Loan facilities from January 2000 to January 2001.

Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995

 This Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words "anticipates", "intends", "plans", "believes", "estimates", "expects", and similar expressions are intended to identify forward-
  looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, weather, economic and market conditions, cost and availability of raw materials, competitive activities or other business conditions. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's actual business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.




                   PART II - OTHER INFORMATION

  Item 4:  Submission of Matters to a Vote of Security Holders

  None.



  Item 6:  Exhibits and Reports on Form 8-K

 (a)  See Exhibit Index filed herewith.

 (b)  On June 30, 1999, the Predecessor Company filed a report on
 Form 8-K announcing the completion of its bond exchange and the extension of the maturity dates of its Accounts Receivable, Revolving Credit and Term Loan facilities.

                            SIGNATURE
                          -----------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SFAC NEW HOLDINGS, INC.
                       --------------------
                          (Registrant)
                        ---------------

                                                By:


    Date:  August 12, 1999             /s/ Robert L. Fishbune
                                          -------------------
                                           Robert L. Fishbune
                                           Vice President and Chief
                                              Financial Officer



                          EXHIBIT INDEX


   Exhibit
   Number             Description of Document
   -------            ---------------------
    27*       Financial Data Schedule


___________

  *Filed Herewith.