Form 10-Q
period 1999-09-30
SFAC NEW HOLDINGS INC
filed 1999-11-02
CIK 1088963

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q



        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended September 30, 1999          Commission File Number 33-383149
                   ------------------                                ---------

                         SFAC New Holdings, Inc.
                     -----------------------------
     (Exact name of registrant as specified in its charter)


          State of Delaware                 52-2173534
          ---------------------------------------------
       (State or other jurisdiction       (I.R.S. Employer
     of incorporation or organization)  Identification No.)


       520 Lake Cook Road, Suite 550, Deerfield, IL 60015
       --------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (847) 405-5300
                                                    -------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
                            90 days.

                       Yes      X       No
                            ------




The number of shares outstanding of the Registrant's common stock as of October 22, 1999 was 319,250 shares of common stock.

                   SFAC NEW HOLDINGS, INC AND SUBSIDIARIES


                                INDEX
                                 ----

PART I - FINANCIAL INFORMATION                             Page No.
                                                        ------------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of September 30, 1999 and December 31, 1998            3

     Condensed Consolidated Statements of Operations for
        the three- and nine-month periods
        ended September 30, 1999 and 1998                         4

     Condensed Consolidated Statements of Cash Flows for
        the nine-month periods
        ended September 30, 1999 and 1998                         5

     Notes to Financial Statements                              6-9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10-12

PART II - OTHER INFORMATION                                      13

SIGNATURE                                                        14

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

                   SFAC NEW HOLDINGS, INC AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                ($ In thousands)


                                         Successor         Predecessor
                                        ----------         ------------
                                       September 30,       December 31,
                                            1999               1998
                                        ------------       ------------
         Assets                          (unaudited)

Current assets:
  Cash and cash equivalents            $    30,042         $      5,881
  Accounts receivable, net                  29,615               19,327
  Inventories                               31,670               23,366
  Net assets of discontinued operations          -               86,632
  Other current assets                       9,874                7,234
                                       -----------          -----------

          Total current assets             101,201              142,440

Property, plant, and equipment, net        246,642              234,944
Intangible assets, net                     137,855              113,438
Other noncurrent assets                     40,386               43,573
                                       -----------          -----------

          Total assets                 $   526,084         $    534,395
                                       ===========          ===========

     Liabilities and Stockholders' Equity

Current liabilities:
 Current maturities of long-term debt  $    2,828          $     3,450
 Accounts payable                          43,923               37,779
 Accrued expenses                          78,691               80,741
                                       ----------           ----------
          Total current liabilities       125,442              121,970

Long-term debt (Note 5)                 1,166,384            1,250,198
Due to Specialty Foods Acquisition
   Corporation                              7,751                    -
Other noncurrent liabilities               28,110               31,355
                                       ----------            ---------

         Total liabilities              1,327,687            1,403,523

Redeemable preferred stock                      -               19,500

Stockholders' equity                    (801,603)            (888,628)
                                       ----------            ----------
    Total liabilities and
            stockholders' equity      $   526,084          $    534,395
                                       ==========            ==========


See accompanying notes to condensed consolidated financial statements.

                  SFAC NEW HOLDINGS, INC AND SUBSIDIARIES

               Condensed Consolidated Statements of Operations

                                 (Unaudited)
                              ($ In thousands)

                                  Successor   Predecessor         Successor   Predecessor
                                  ---------   ----------          ---------   -----------
                            Three months ended September 30,   Nine months ended September 30,
                            -----------------------------------------------------------------
                                     1999          1998             1999         1998
                                    -----         -----            -----        -----

Net sales                        $ 231,997     $ 185,425        $ 658,237     $ 542,646
Cost of sales                      101,765        80,691          288,844       239,085
                                 ---------     ---------        ---------     ---------
      Gross profit                 130,232       104,734          369,393       303,561
                                 ---------     ---------        ---------     ---------

Operating expenses:
  Selling, distribution, general
    and administrative             114,724        91,261          337,732       281,242
  Amortization of intangibles        1,458           225            3,563           678
                                 ---------     ---------        ---------     ---------
      Total operating expenses     116,182        91,486          341,295       281,920
                                 ---------     ---------        ---------     ---------

      Operating profit              14,050        13,248           28,098        21,641

Other expenses:
  Interest expense, net             39,556        33,908          113,713        97,860
  Third-party financing
     fees (Note 5)                     605             -            9,010             -
  Other expense, net                   727           712            4,326         2,012
                                 ---------     ---------        ---------     ---------
     Loss before income taxes      (26,838)      (21,372)         (98,951)      (78,231)

Provision (benefit) for
     income taxes                      (70)         (283)             263          (281)
                                 ---------     ---------        ---------     ---------
 Loss from continuing operations   (26,768)      (21,089)         (99,214)      (77,950)

Discontinued operations:
  Net income                             -         3,072            3,826         8,051
  Gain (loss) on disposal, net           -             -           29,826             -
                                 ---------     ---------        ---------     ---------
                                         -         3,072           33,652         8,051
                                 ---------     ---------        ---------     ---------
          Net loss              $  (26,768)   $  (18,017)      $  (65,562)   $  (69,899)
                                 =========     =========        =========     ==========




See accompanying notes to condensed consolidated financial statements.

                  SFAC NEW HOLDINGS, INC AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows

                              (Unaudited)
                           ($ In thousands)

                                                     Successor     Predecessor
                                                     --------      -----------
                                                Nine months ended September 30,
                                                -------------------------------
                                                        1999             1998
                                                        ----             ----
Cash flows from operating activities:
 Loss from continuing operations                  $   (99,214)     $   (77,950)
 Adjustments to reconcile to net cash from
  continuing operating activities
   Depreciation and amortization                       31,583           18,696
   Debt issuance cost amortization                      8,495            7,211
   Accretion of interest                               36,724           35,906
   Changes in operating assets and liabilities,
     net of effects from businesses acquired or sold  (10,300)         (27,344)
                                                    ---------        ---------
   Net cash used by continuing operating activities   (32,712)         (43,481)
   Net cash used by discontinued operations            (1,440)          (8,331)
                                                    ---------        ---------
      Net cash used by operating activities           (34,152)         (51,812)

Cash flows from investing activities:
 Proceeds from divestitures of businesses             119,954                -
 Acquisitions of businesses                           (43,824)               -
 Capital expenditures                                 (16,981)         (61,748)
 Other                                                   (152)          (3,964)
                                                    ---------        ---------
      Net cash provided (used)
        by investing activities                        58,997          (65,712)

Cash flows from financing activities:
 Increase in revolving credit                          22,801                -
 Refinancing costs                                    (20,196)         (11,862)
 Payments on long-term debt                            (3,065)          (1,815)
 Other                                                   (224)               -
                                                    ---------         --------
          Net cash used by financing activities          (684)         (13,677)

Increase (decrease) in cash and cash equivalents       24,161         (131,201)
Cash - beginning of period                              5,881          234,267
                                                    ---------        ---------
Cash - end of period                              $    30,042       $  103,066
                                                    =========        =========


See accompanying notes to condensed consolidated financial statements.

           SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements

                          ($In thousands)


NOTE 1 - General

   (a)  Reorganization

   SFAC New Holdings, Inc. and Subsidiaries ("Successor Company" or the "Company") was formed to exchange debt securities issued by the Company for certain debt securities of Specialty Foods Acquisition Corporation ("Predecessor Company" or "SFAC"). Specialty Foods Corporation ("SFC"), a direct wholly owned subsidiary of the Predecessor Company, contributed its interest in the operating subsidiaries and other assets through a wholly-owned subsidiary, SFC-Sub, to SFAC New Holdings, Inc. As a result of this reorganization completed on June 11, 1999, SFAC New Holdings, Inc. is treated as a successor company for accounting purposes.

   The financial statements of the Predecessor Company are not comparable in certain respects to those of the Successor
   Company.  The 11% Senior Subordinated
   Discount Debentures and the redeemable preferred stock of the Predecessor Company were not exchanged for securities of the Successor Company. (See Note 5).

   (b)  Interim Financial Information

   In the opinion of management, the accompanying unaudited interim condensed financial information of the Company and the Predecessor Company contains all adjustments, consisting only of those of a normal recurring nature, except as otherwise indicated, necessary to present fairly the Company's and the Predecessor Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated.

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

   Prior period financial information of the Predecessor Company is based on its historical financial information. Certain amounts in the Predecessor Company 1998 financial statements have been reclassified to conform to the manner in which the 1999 financial statements have been presented.

NOTE 2 - Inventories

   The components of inventories are as follows:

                                                     Successor     Predecessor
                                                      ---------    ------------
                                                   September 30,   December 31,
                                                         1999           1998
                                                        ------         -------
                                                           (In thousands)

    Raw materials and packaging                     $   14,677      $   12,244
    Work in progress                                       161             264
    Finished goods                                      14,000           8,593
    Other                                                3,677           3,209
                                                     ---------       ---------
                                                        32,515          24,310
    Less obsolescence and other allowances                (845)           (944)
                                                     ---------       ---------
                                                    $   31,670      $   23,366
                                                     =========       =========


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

NOTE 5 - Debt

   On June 11, 1999, the Company completed private exchange offers for the existing publicly held debt securities of SFAC and SFC. In order to comply with their obligations under the registration rights agreements entered into in connection with the private exchange offers, SFAC New Holdings, Inc. and SFC
   New Holdings, Inc. filed Form S-4 registration statements on July
   16, 1999 with the Securities Exchange Commission. These filings also allow the remaining holders of the SFAC and SFC debt securities the opportunity to exchange their existing debt securities for the debt securities of the new holdings companies. These exchanges were completed on September 30, 1999 at which time an additional $6.5 million of debt securities were exchanged and reflected as debt on the Company's Condensed Consolidated Balance Sheet.

   The following table reconciles the debt reported by the Predecessor Company at December 31, 1998 to the debt reported by the Successor Company at September 30, 1999.



                              Predecessor             Debt exchanged   Normal    Successor
                              December 31,  Debt not       with      Operating  September 30,
                                  1998     exchanged   SFC-Sub, Inc.  Activity      1999
                              ---------    ---------   ------------   --------   ---------

Revolving Credit Facility   $    75,000     $     -      $      -    $  22,801  $    97,801
Term Loan Facility              169,080           -             -       (1,302)     167,778
Senior Notes due 2001           225,000        (130)            -            -      224,870
Senior Notes due 2002           150,000         (25)            -            -      149,975
Senior Subordinated Notes
  due 2003                      200,000        (170)            -           702     200,532
13% Senior Secured
  Discount Debentures           295,191           -             -        29,446     324,637
11% Senior Subordinated Discount
  Debentures payable to
  related parties               134,698           -      (141,274)        6,576           -
Other                             4,679           -             -        (1,060)      3,619
                               --------     -------      ---------     ---------   ---------
                              1,253,648        (325)     (141,274)       57,163   1,169,212
   Less current portion         (3,450)           -             -           622      (2,828)
                               --------     -------      ---------     ---------  ---------
                            $ 1,250,198     $  (325)   $ (141,274)     $ 57,785 $ 1,166,384
                               ========     =======      =========     =========  =========

   The Company has incurred approximately $21.1 million in fees and expenses related to the exchange offers and refinancing. Approximately $12.1 million of fees have been paid to debtholders and have been classified as a long-term asset on the Company's Condensed Consolidated Balance Sheet. The remaining $9.0 million of fees and expenses were paid to third parties and have been recorded as a non-operating expense on the Company's Condensed Consolidated Statement of Operations.

NOTE 6 - Litigation

   As previously reported, Cacique, Inc. ("Cacique") commenced proceedings against Stella Foods, Inc. ("Stella"), a former subsidiary of the Company, on May
   20, 1993, prior to the Company's acquisition of Stella from Artal Group S.A.. The proceeding was filed in the California Superior Court and related to "Hispanic-style cheese" formerly produced by Stella. As part of the sale of Stella in December 1997, SFC indemnified the purchaser with respect to this proceeding. Although SFAC New Holdings, Inc. is not a defendant in the litigation, it continues to control the defense. The facts that give rise to this litigation are more fully described in the SFAC Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

   Recently, a jury in the Los Angeles Superior Court returned a verdict of $4.5 million of compensatory damages against Stella and certain other defendants. On September 8, 1999, the Court ruled in a Tentative Statement of Decision that Stella and certain other defendants must also pay interest of $1.7 million on the compensatory damages. In addition, the Court assessed aggregate punitive damages of $12.5 million against Stella and C. Dean Metropoulos, former CEO of Stella. The court has yet to rule on the amount of the plaintiff's attorney fees to be paid by the defendants.

   The Company strongly disagrees with the verdict in this case. Furthermore, the Company believes that numerous reversible errors occurred at the trial and it will vigorously pursue certain post trial motions, its right of appeal, and other sources of recovery. Post-trial motions are expected to take several months and the appeal process could take several years.

   Although no assurance can be given due to the uncertainties related to the outcome of these legal proceedings, the Company continues to believe that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition, results of operations or near-term liquidity.

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


Results of Operations

COMPARISON OF THIRD QUARTER 1999 TO THIRD QUARTER 1998

Consolidated net sales from continuing operations increased 25.1% to $232.0 million in 1999 compared to $185.4 million in 1998.
The increase in net sales was primarily due to the inclusion of net sales reported by acquired businesses and price increases taken at Metz.

The Company's gross profit margin percentage was negatively impacted by increased depreciation of approximately $2.5 million in 1999. Depreciation expense increased due to purchases made in 1998 of fleet and production equipment previously leased and a higher than normal level of planned capital expenditures. Excluding the impact of depreciation, the gross profit margin increased by approximately one percentage point in 1999 due principally to pricing and favorable product mix.

Selling, distribution, and general and administrative ("SDG&A") expenses increased $23.5 million in 1999 to $114.7 million primarily due to the inclusion of expenses reported by acquired businesses and higher depreciation expense. Excluding the impact of depreciation, SDG&A expenses as a percentage of sales declined by approximately one-half percentage point in 1999 reflecting the cost reductions resulting from the acquisitions.

Interest expense, net in 1999 increased $5.7 million to $39.6 million in 1999 from $33.9 million in 1998. The increase is primarily due to increased interest rates and debt issuance amortization as a result of the debt exchange and refinancing and lower interest income in 1999, offset by lower interest expense due to the fact that the 11% Senior Subordinated Debentures of the Predecessor Company were not exchanged for securities of the Successor Company.

Other expense, net, remained constant at $0.7 million in 1999 and 1998. These expenses consist primarily of discount expense on the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations increased to $26.8 million in 1999 compared to $21.1 million in 1998.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

The nine months ended September 30, 1999 comprise the results of operations of the Predecessor Company for the period from January 1, 1999 to June 11, 1999 and the results of operations of the Company for the period from June 12, 1999 to September 30, 1999. The 1999 periods are discussed on a combined basis.

Consolidated net sales from continuing operations increased 21.3% to $658.2 million in 1999 compared to $542.6 million in 1998. The increase in net sales was primarily due to the inclusion of net sales reported by businesses acquired in the last year and a half and price increases taken at Metz.

The Company's gross profit margin percentage increased to 56.1% in 1999 from 55.9% in 1998 primarily due to pricing, a favorable sales mix shift at Mother's and slightly lower flour costs, which more than offset inflationary cost increases and higher depreciation.

SDG&A expenses increased $56.5 million in 1999 to $337.7 million primarily due to the inclusion of expenses reported by businesses acquired over the last year and a half. However, as a percentage of sales, SDG&A expenses decreased slightly to 51.3% in 1999 due to cost synergies resulting from the 1998 acquisitions.

Interest expense, net in 1999 increased $15.8 million to $113.7 million from $97.9 million in 1998. The increase is primarily due to increased interest rates as a result of the debt exchange and refinancing and lower interest income in 1999, offset by lower interest expense due to the fact that the 11% Senior
Subordinated Debentures of the Predecessor Company were not exchanged for securities of the Successor Company.

Included in other expenses in 1999 are third-party financing fees related to the debt exchange and refinancing.

Other expense, net increased to $4.3 million in 1999 compared to $2.0 million in 1998. The increase is primarily due to the loss on the disposal of property, plant and equipment.

As a result of the above factors, net loss from continuing operations increased to $99.2 million in 1999 compared to $78.0 million in 1998.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three and nine-month periods ended September 30, 1999 and 1998 is calculated as follows:

                                Three Months Ended          Nine Months Ended
                                    September 30,             September 30,
                                 1999         1998          1999        1998
                          (Successor)  (Predecessor)   (Successor) (Predecessor)
                           ---------    ----------      ---------  ------------
                                              (In Thousands)

Operating Profit            $  14,050    $  13,248      $  28,098    $  21,641
Depreciation and amortization  11,949        6,719         31,583       18,696
                             -------      -------        --------     --------

EBITDA                      $  25,999    $  19,967      $  59,681    $  40,337
                             ========     =======        ========     ========

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 1999 totaled $34.2 million. Net of the effects of acquisitions, the use of cash for changes in operating assets and liabilities included increased inventories for seasonal inventory build, decreased funding under the accounts receivable facility, and a reduction in accrued expenses which is impacted by the timing of interest payments. In 1998, cash used by operating activities of $51.8 million was principally driven by increased working capital requirements, including higher levels of receivables and inventories and reductions in accounts payable and accrued expenses.

Net cash provided by investing activities totaled $59.0 million in 1999 and is primarily due to the proceeds from the sale of H&M, offset by the cost of the acquisitions of Grocers Baking Company and Blue Bird Products, Inc. and planned capital expenditures. In 1998, net cash used by investing activities totaled $65.7 million. The activity in 1998 was primarily attributable to the purchase of $35.0 million of fleet and production equipment previously leased and planned capital expenditures.

Net cash used in financing activities totaled $0.7 million in 1999 due to payments of debt refinancing costs and debt principal offset by increased revolver borrowings. In 1998, net cash used in financing activities amounted to $13.7 million principally due to refinancing costs and scheduled payments on long-term debt.

Based upon the above, the net increase (decrease) in cash in 1999 and 1998 was $24.2 million and ($131.2) million, respectively.

As of September 30, 1999, the Company had a cash balance of $30.0 million and had $97.8 million of borrowings under its $122.8 million Revolving Credit Facility. Outstanding letters of credit of $10.8 million as of September 30, 1999 reduce available funds under the facility. Liquidity was significantly enhanced by the $110 million of net cash proceeds received upon the closing of the H&M sale on April 12, 1999. Management believes that available funds should be adequate to fund the Company's 1999 operations, capital expenditures and acquisitions. However, there can be no assurances that available funds will be adequate to meet such needs.



Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words "anticipates", "intends", "plans", "believes", "estimates", "expects", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's highly leveraged capital structure, its substantial principal repayment obligations, weather, economic and market conditions, cost and availability of raw materials, competitive activities or other business conditions. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's actual business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.




PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

None.



Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) On September 16, 1999, the Company filed a report on Form 8-K discussing the Cacique litigation.

                           SIGNATURE
                           ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SFAC NEW HOLDINGS, INC.
                    --------------------------
                           (Registrant)
                          ------------

                                   By:


Date:  November 1, 1999            /s/ Robert L. Fishbune
                                       ------------------
                                       Robert L. Fishbune
                                       Vice President and Chief
                                              Financial Officer



                            EXHIBIT INDEX


Exhibit
Number           Description of Document
------           -----------------------
27*              Financial Data Schedule


___________


*Filed Herewith.