Form 10-K405
period 1999-12-31
SFAC NEW HOLDINGS INC
filed 2000-03-29
CIK 1088963

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999    Commission File Number 33-383149

                             SFAC NEW HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                      52-2173534
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)
           520 Lake Cook Road
                Suite 550                                        60015
             Deerfield, IL                                     (Zip Code)
(Address of principal executive offices)

                                 (847) 405-5300
              (Registrant's telephone number, including area code)




        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of voting stock held by non-affiliates of the Registrant. No market presently exists for the Registrant's Common Stock.

     Number of shares of common stock outstanding as of March 20, 2000: 319,250 shares.

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----

                                     PART I

Item 1.      Business                                                        3
Item 2.      Properties                                                      8
Item 3.      Legal Proceedings                                               8
Item 4.      Submission of Matters to a Vote of Security Holders            10

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters                                         11
Item 6.      Selected Financial Data                                        11
Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         12
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk      15
Item 8.      Financial Statements and Supplementary Data                    15
Item 9.      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       15

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant             16
Item 11.     Executive Compensation                                         19
Item 12.     Security Ownership of Certain Beneficial Owners and Management 26
Item 13.     Certain Relationships and Related Transactions                 29

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                    31


                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, Item 3 - Legal Proceedings and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect the Company's expectations and are based on currently available information. When used in this Report, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance, achievements or other information may vary materially from those expressed in, or implied by such forward-looking statements and are subject to numerous risks and uncertainties. Factors that could cause actual results to differ materially from those in forward-looking statements include: general economic conditions; industry conditions, including competition, consolidation and cost and availability of raw materials; weather; interest rates; access to capital markets and the timing of and value received in connection with asset divestitures. No assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of the Company.

                                     PART I

ITEM 1.   BUSINESS

SFAC New Holdings, Inc. ("SFACNH"), a Delaware Corporation, through its direct wholly owned subsidiary, SFC New Holdings, Inc. ("SFCNH"), is a leading producer, marketer and distributor of bakery products. The continuing bakery operations include Mother's Cake & Cookie Co. ("Mother's"), Archway Cookies, Inc. ("Archway") and Andre-Boudin Bakeries, Inc. ("Boudin"). SFACNH, SFCNH and their operating subsidiaries Mother's, Archway, and Boudin, are referred to herein as the "Company".

SFACNH was formed to exchange its debt securities for certain debt securities issued by Specialty Foods Acquisition Corporation ("SFAC"). Specialty Foods Corporation ("SFC"), a wholly owned subsidiary of SFAC, contributed its interest in the operating subsidiaries and other assets to SFC-Sub, Inc. ("SFC-Sub"), which in turn contributed such operating subsidiaries and other assets to SFACNH. As a result of the debt exchange and revised corporate structure, completed June 11, 1999, SFAC remains the ultimate parent company of SFC, SFC-Sub and SFACNH. SFACNH is the successor company for reporting purposes.


OPERATIONS

The Company operates principally in the bakery products segment in which it produces, markets and distributes cookies, specialty breads and related products through a network of approximately than 1,045 direct-store-delivery ("DSD") routes throughout the United States.

The company's cookie business is operated through two wholly-owned subsidiaries, Mother's Cake and Cookie Co. and Archway Cookies, Inc. The Company believes its cookie operations are the third largest in the nation. Mother's, founded in 1914 and based in Oakland, California, is the second largest retail cookie producer and distributor in the Western United States. Mother's products are marketed under the Mother's, Bakery Wagon and Marie Lu brand names. Mother's sells its cookie products primarily to retail grocers and other outlets in 18 western states through its DSD system. Archway, established in Battle Creek, Michigan in 1936, is the nation's leading producer of specialty cookie varieties. Archway bakes more than one billion cookies annually, producing more than 60 varieties of cookies, including Homestyle, holiday and sugar free products under the Archway brand name. Archway distributes its cookies nationally and in Canada.

Boudin, founded in 1849 and based in San Francisco, is a leading marketer of premium branded specialty breads and bread-related products. Boudin sells most of its products through 38 company owned and operated bakery cafes and kiosks in California and Illinois, as well as three additional licensed cafes at two California airports. Boudin also distributes some of its products through its own direct-mail catalog, its Internet website (www.boudinbakery.com) and retail grocers.


ACQUISITION STRATEGY

In the past two years, the Company has completed eight acquisitions of bakery companies that complement the Company's businesses, expand its geographic scope and strengthen its competitive position. The Company's acquisition strategy is consistent with that of many of the other larger companies in the rapidly consolidating baking industry. These acquisitions are being driven by the opportunity to increase sales and market share, and reduce costs through the combining of manufacturing, distribution and administrative capabilities. The Company believes that strategic acquisitions completed by its former subsidiary, Metz Baking Company ("Metz"), significantly contributed to the value realized in its recently completed sale of Metz, discussed below under "Divestitures."

On January 20, 2000, the Company completed the acquisition of Lew-Mark Baking Company, Inc. for $23.1 million. Lew-Mark was a licensee of Archway which manufactured and distributed cookies and related food products in the Northeastern United States, primarily New York and New Jersey, principally through its independent distributors. Lew-Mark had fiscal 1999 sales of approximately $25 million.

During October 1998, the Company acquired Archway for $116 million. The acquisition of Archway, which together with Mother's created the nation's third largest cookie business, provided the Company with a strong established brand name, more diversified product lines and a nationwide presence.


DIVESTITURES

On March 20, 2000, the Company completed the sale of its Metz subsidiary to The Earthgrains Company for $625 million. Metz is a leading retail bread company serving the Midwestern United States. The Company expects to report a gain on the sale of approximately $405 million for the quarter ending March 31, 2000. At closing, $20 million of the purchase price was paid into an escrow to secure potential future indemnification obligations arising out of the sale. Depending on the amount of any potential future indemnification obligations, the escrow will release $10 million after one year following the closing and the remaining amount two years after closing.

On April 12, 1999, the Company sold its subsidiary, H&M Food Systems Company, Inc. ("H&M") for $132 million. H&M is a producer of custom formulated, pre-cooked meat products that are sold primarily to national restaurant chains and prepared-food producers. The Company reported a gain on the sale of H&M of $30 million during 1999. At closing, $5 million of the purchase price was paid into an escrow to secure potential future indemnity obligations arising out of the sale for a one-year period.

Both divestitures are reported as discontinued operations in the Company's financial statements.

FINANCING STRUCTURE

During 1999, the Company completed exchange offers that provided investors that held debt of the predecessor companies, SFAC and SFC, the opportunity to exchange their debt securities for the debt securities of the two successor reporting companies, SFACNH and SFCNH. Concurrent with the exchange offers, the Company amended and restated its Term Loan and Revolving Credit Facilities, and amended its off-balance sheet Accounts Receivable Facility to extend the maturity date of these facilities and permit the exchange offers.

As of December 31, 1999 the Company's debt consisted of the following:

          Revolving Credit Facility                    $      97,801
          Term Loan Facility                                 167,343
          11.25% Sr. Notes due 2001                          224,870
          12.125% Sr. Notes due 2002                         149,975
          13.25% Sr. Sub. Notes due 2003                     200,532
          13% Sr. Secured Discount Debentures                334,912
          Other                                                3,461
                                                       -------------
                   Total                               $   1,178,894
                                                       =============


Additionally, as of December 31, 1999, the Company had $37 million outstanding under its off-balance sheet Accounts Receivable Facility.

Subsequently, on March 20, 2000, the Company completed the sale of its Metz operating unit for $625 million. The sale of Metz resulted in immediately available net cash proceeds of approximately $545 million (net of a $20 million escrow, approximately $40 million to terminate the Accounts Receivable Facility at closing, and an estimated $20 million for taxes and other expenses associated with the transaction). Under its existing debt arrangements, the Company is required to apply 75% of the Metz net proceeds, or approximately $410 million, to reduce debt. As a result, concurrent with the closing, the Company paid in full amounts outstanding under the Revolving and Term Loan Facilities totaling approximately $265 million and terminated these arrangements. Within thirty days after the closing, the Company is required to commence a tender offer for a portion (approximately $145 million) of the Company's Senior Notes. The Company is currently evaluating the cash requirements of its remaining businesses and is considering using a portion of the residual Metz net cash proceeds (in excess of the approximately $145 million required tender) to further reduce debt.

SFACNH, SFCNH and each subsidiary of SFCNH is a separate corporate entity. Since the Company conducts substantially all of its business through its subsidiaries, the ability of SFACNH and SFCNH to meet their obligations will be dependent on the earnings and cash flow of its subsidiaries and the ability of its subsidiaries to pay dividends and to advance funds to it. In addition, the rights of SFACNH and SFCNH and the rights of such companies' creditors and securities holders, including the holders of debt securities, to participate in the assets of any subsidiary upon such subsidiary's liquidation or recapitalization will be subject to prior claims of such subsidiary's creditors, except to the extent that such company may itself be a creditor with recognized claims against any such subsidiary.

COMPETITION

The Company's bakery businesses compete in the highly competitive bakery products industry. Competition is likely to increase due to continued industry consolidation and overcapacity in certain areas of the country. Competitors include cookie companies with national distribution (such as Keebler and Nabisco) and numerous smaller regional and local companies. Many of the Company's larger competitors have significantly greater financial, marketing and other resources than the Company, while smaller competitors may have lower fixed costs and greater operating flexibility. The Company is also more highly leveraged than most of its competitors, which may place it at a competitive disadvantage. The Company does not encounter material foreign competition. Competition is based on a number of factors including price, quality, brand loyalty, service, freshness, marketing effectiveness and obtaining access to retail outlets and adequate shelf space.


RAW MATERIALS

The Company is a purchaser of flour, sugar, vegetable oils, and other food ingredients, as well as plastic, paper and corrugated products for packaging materials. Although the Company has some long-term contracts, the bulk of such raw materials is purchased on the open market or pursuant to short-term agreements. The prices paid for food product raw materials generally reflect external forces, among which weather conditions and commodity market activities are the most significant. Although the prices of the principal raw materials used by the Company can be expected to fluctuate as a result of government actions and/or market forces (which would directly affect the cost of products and value of inventories), such materials are generally in adequate supply and available from numerous sources. Occasionally, and where possible, the Company makes advance purchases of commodities significant to its business in order to lock in what is perceived to be favorable pricing and to protect itself from basic market price fluctuations. The Company's ability to pass through increases in the costs of commodity ingredients is dependent primarily upon competitive conditions and pricing methodologies employed in the various geographies in which the Company conducts its business.


TRADEMARKS, PATENTS AND LICENSES

The Company owns or licenses a number of trademarks and tradenames which management believes provide significant value to several of the Company's product lines because of their recognition by customers and consumers. The Company owns or licenses a number of patents, but such patents and licenses are not considered material to the conduct of the Company's businesses, and the Company does not believe that any of its businesses are substantially dependent on patent protection.


SEASONALITY, WORKING CAPITAL

The Company's business is moderately seasonal with lower sales, operating profit and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher cookie sales in the second and third quarters and the holiday season.

CUSTOMERS, SALES AND BACKLOG

The Company has one retail supermarket customer that accounted for 12.8%, 14.1% and 12.0% of net sales in 1999, 1998 and 1997, respectively. No other customer accounts for more than 10% of the Company's net sales. In general, the backlog of orders is not deemed to be significant or material for an understanding of the Company's businesses.


ENVIRONMENTAL MATTERS

The past and present business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with federal, state and local environmental laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.


REGULATION

         PUBLIC HEALTH

The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations administered by the Food and Drug Administration ("FDA"). These comprehensive regulatory schemes govern, among other things, the manufacture, composition, ingredient labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for food through its current "good manufacturing practices" regulations, specifies the called standards of identity ("recipes") for certain foods, including many of the kinds of products marketed by the Company, and prescribes the format and content of certain information required to appear on the labels of food products.

The Company's product labeling complies with regulations promulgated by the FDA pursuant to the Nutrition Labeling and Education Act of 1990. These regulations require nutritional labeling on all foods that are a meaningful source of nutrition, including many of the Company's products, and place limitations on the use of certain terms while requiring the use of other terms.

The operations and the products of the Company's business are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities.

         FEDERAL TRADE COMMISSION

The Company is subject to certain regulations by the Federal Trade Commission ("FTC"). Advertising of the Company's businesses is subject to regulation by the FTC pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

         EMPLOYEE SAFETY REGULATIONS

The Company is subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

         EMPLOYEES

As of March 20, 2000, the Company employed approximately 2,200 persons. Approximately 30% of the Company's labor force was covered by collective bargaining agreements.



ITEM 2.  PROPERTIES

The Company uses various owned and leased plants, warehouses, and other facilities in its operations. These facilities are located primarily in California, New York and Ohio. Management believes that the facilities are properly equipped with machinery suitable for their use. Such facilities and related equipment are well maintained generally and are adequate for the conduct of current operations. Management also believes that the Company's facilities have sufficient capability and capacity to meet the Company's long-term needs. The following is a summary of significant facilities that were operated by the Company as of March 20, 2000.

                              NUMBER OF FACILITIES
         ------------------------------------------------------------
                    OWNED           LEASED            TOTAL
                    -----           ------            -----
                      6               56                62

In addition, the Company operates a number of bakery cafes.


ITEM 3.  LEGAL PROCEEDINGS

Cacique
-------

On May 20, 1993, prior to the SFC acquisition from Artal Group S.A., Cacique, Inc. ("Cacique") commenced proceedings against certain former subsidiaries of the Company ("Stella") in the California Superior Court, Alameda County relating to Hispanic-style cheese ("Product") produced by Stella between 1993 and September 1994 (the "Cacique Case"). In November 1997, Stella was sold to the Saputo Group ("Saputo"), but the Company has indemnified Saputo with respect to the liability associated with the Cacique Case. Although SFACNH and SFCNH are not defendants in the litigation, the Company continues to control the defense.

Cacique's complaint asserts causes of action for misappropriation of trade secrets, trademark interference, inducing breach of contract, interference with business relations, unfair competition and conspiracy to commit certain of the causes previously stated. As previously reported, in September 1999, a jury in the Los Angeles Superior Court returned a verdict of $4.5 million of compensatory damages against Stella and certain other defendants in the Cacique Case. In addition, the Court assessed approximately $1.7 million of interest on the compensatory damages and aggregate punitive damages of approximately $12.5 million against Stella and C. Dean Metropoulos, the former CEO of Stella, jointly and severally. The Court also awarded approximately $5 million in attorney's fees and costs to be paid by the Stella defendants. The Company strongly disagrees with the verdict in this case. Furthermore, the Company believes, and has been advised by counsel, that numerous reversible errors occurred at trial. The Company will vigorously pursue all available post-trial rights and remedies, as well as its right of appeal. While it is impossible to predict the results on appeal, the Company believes it has several meritorious grounds of appeal.

As previously disclosed, three additional lawsuits have arisen stemming from the Cacique matter. First, the Company and the other defendants in the Cacique Case have filed suit against certain insurance carriers of both the Company and Stella seeking a declaratory judgment that such insurance carriers are responsible for certain of the damages in the Cacique Case. Second, following the verdict in the Cacique Case, Saputo filed suit against the Company seeking injunctive relief and alleging that the Company is obligated to post a bond on Saputo's behalf in the Cacique Case equal to 150% of the aggregate verdict while the Cacique Case is under appeal. The Company disagrees with the allegations in the Saputo lawsuit and intends to vigorously defend the matter. Third, C. Dean Metropoulos filed suit against SFC, Stella and certain other defendants alleging, among other things, that the Company and its agents interfered with Mr. Metropoulos' right to indemnification from Stella for damages arising out of the Cacique Case. The Company believes that Mr. Metropoulos' lawsuit is entirely without merit and intends to vigorously defend against this action.

Bondholder Claim
----------------

In December 1999, one of the holders ("Bondholder") of SFACNH's 11-1/4% Senior Notes filed a lawsuit (the "Bondholder Suit") relating to the distribution of net proceeds following the pending Metz Sale. The Bondholder has indicated to the Company that it is concerned with the priority of distribution of such proceeds as between the 11-1/4% Senior Notes and the Company's 12-1/8% Senior Notes, which were exchanged for notes that were originally issued as a refinancing of a portion of the Company's term debt in 1995. Shortly after being filed, the Bondholder Suit was withdrawn without prejudice, based on an agreement between the Bondholder and the Company, pursuant to which the Company agreed, among other things, that it would negotiate in good faith in order to resolve the issues raised in the Bondholder Suit and, in any event, that it would not distribute the proceeds of the Metz Sale to holders of the Company's Senior Notes without ten days' prior written notice to the Bondholder.

Other Litigation
----------------

In addition, the Company is involved in contractual disputes, administrative and legal proceedings and investigations of various types, arising out of the ordinary course of business.

Legal Proceedings Summary
-------------------------

Although any litigation, proceeding or investigation has an element of uncertainty, the Company believes that it will successfully defend against the actions described above. On that basis, it is unlikely that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations. However, the Company does anticipate that it will incur significant legal expenses as it pursues a vigorous defense against each of these actions. In addition, the Company will enter into discussions to settle a particular case, if the Company believes that it is in the best interest of its stakeholders to do so. While the Company believes that it will successfully defend against or otherwise resolve these actions, no assurances can be given as to: (i) the outcome of these or any other legal proceedings and (ii) the related impact of an unanticipated adverse outcome of any one or more of these proceedings on the Company's financial condition, or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 13, 2000, SFAC, the ultimate parent of SFACNH, received the vote of seventy-seven percent of the voting power of all outstanding stock of SFAC approving certain employee benefit arrangements with certain executives of the Company relative to the tax deductibility of such benefit payments under Section 280(G) of the Internal Revenue Code. Approval was obtained by written consent in lieu of a meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for the common stock, par value $.01 per share ("Common Stock"), of SFACNH of which 90% is held by SFC Sub, the parent company of SFACNH. As of March 22, 2000, the remaining 10% of the Common Stock was held of record by 17 persons or entities. This number of holders does not include beneficial owners for whom Cede & Co. or others may act as nominee. The 10% interest in the common stock was issued to holders of SFACNH's 13% Senior Secured Discount Debentures as a part of the consideration for the exchange offers completed on June 11, 1999. The Company did not receive any proceeds with respect to the issuance of the Common Stock. The Common Stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

SFACNH has never paid any cash dividends on shares of the Common Stock. The ability of SFACNH to pay dividends is restricted by provisions of its indentures. Refer to footnote 11 to the accompanying financial statements for additional discussion of such restrictions.


ITEM 6.  SELECTED FINANCIAL DATA
[ALL FIGURES IN MILLIONS OF DOLLARS]


                                     1999     1998     1997     1996     1995
                                     ----     ----     ----     ----     ----

Net Sales                           $  285   $  206   $  197   $  185   $  185
                                    ======   ======   ======   ======   ======

(Loss) from continuing
   operations(1)(2)                 $ (163)  $ (136)  $ (143)  $ (246)  $ (177)
                                    ======   ======   ======   ======   ======

Income (loss) from
discontinued operations(1)(2)(3)(4) $   64   $   39   $  195   $ (241)  $ (129)
                                    ======   ======   ======   ======   ======

Total Assets                        $  431   $  461   $  436   $  428   $  876
                                    ======   ======   ======   ======   ======

Long-Term Debt                      $1,176   $1,250   $1,134   $1,173   $1,134
                                    ======   ======   ======   ======   ======


(1) In 1996, the loss from continuing operations included a goodwill write-down of $91 million and discontinued operations included a goodwill write-down of $265 million.

(2) In 1995, the loss from continuing operations included a goodwill write-down of $74 million and discontinued operations included a goodwill write-down of $179 million.

(3) Includes gains on sale of businesses of $27 million in 1999 and $133 million in 1997.

(4)      Interest expense is not allocated to discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report or Form 10-K contains forward-looking statements within the meaning of the federal securities laws that reflect the Company's expectations and are based on currently available information. Actual results, performance, achievements or other information may vary materially from such statements and are subject to future known and unknown risks and uncertainties and events including those discussed herein.

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statement of operations.

                                                       1999    1998    1997
                                                       ----    ----    ----

Net sales                                              100.0%  100.0%  100.0%
Cost of sales                                           42.1    43.0    44.3
                                                       -----   -----   -----
         Gross profit                                   57.9    57.0    55.7

Operating expenses:
         Selling, distribution, general
           and administrative                           57.0    58.0    59.3
         Amortization of intangible assets               1.0     0.3     0.0
                                                       -----   -----   -----
Total operating expenses                                58.0    58.3    59.3
                                                       -----   -----   -----
         Operating profit (loss)                        (0.1)%  (1.3)%  (3.6)%
                                                       =====   =====   =====


RESULTS OF OPERATIONS

         1999 COMPARED TO 1998

Consolidated net sales from continuing operations increased 38.2% to $284.6 million in 1999 compared to $206.0 million in 1998. This increase was primarily due to the full year inclusion of the Archway business, expansion of Archway's sales in Mother's geography, volume growth in Mother's core brands, new product introductions and pricing.

The Company's gross profit margin improved to 57.9% in 1999 from 57.0% in 1998. The gross profit margin was favorably impacted by product mix at Mother's and an improvement in the profit contribution from the Boudin cafes.

Selling, distribution, general and administrative ("SDG&A") expenses increased $42.7 million or 35.8% in 1999 to $162.1 million, primarily due to the inclusion of a full year of operating expense from the acquisitions made in 1998 and higher depreciation expense. However, as a percentage of sales, SDG&A expenses decreased one percentage point to 57.0% in 1999 due to cost reductions realized from post-acquisition integration activities. Amortization expense increased to $2.9 million in 1999 compared to $0.5 million in 1998 due to a full year of Archway's goodwill amortization in 1999.

Interest expense, net in 1999, increased $16.9 million or 12.8% to $149.1 million from $132.2 million in 1998. The increase resulted from: (i) higher revolver borrowings in 1999; (ii) increased interest rates and debt issuance amortization cost attributed to the debt exchange and refinancing; and (iii) lower interest income in 1999.

In 1999, $9.8 million of third-party financing fees were expensed in connection with the debt exchange and refinancing.

Other expense, net was $3.9 million in 1999 compared to $1.5 million in 1998. The increase is primarily due to the loss on disposal of property, plant and equipment in 1999.

As a result of the above factors, net loss from continuing operations increased to $163.2 million in 1999 compared to $135.5 million in 1998.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

         1998 COMPARED TO 1997

Consolidated net sales from continuing operations increased 4.6% to $206.0 million in 1998 compared to $196.9 million in 1997. The increase in net sales was attributed to the inclusion of ten weeks of Archway sales in 1998, partially offset by changes in product mix and lower pricing at Mother's and one less week of sales in 1998 versus the 53 weeks in 1997.

The Company's gross profit margin increased to 57.0% in 1998 from 55.7% in 1997. The gross profit margin percentage was favorably impacted by product mix at Mother's. Offsetting these favorable trends were inflationary increases in manufacturing costs and higher depreciation expense.

SDG&A expenses increased $2.6 million or 2.2% in 1998 to $119.4 million. SDG&A increases were attributed to the inclusion of Archway for ten weeks in 1998. However, as a percentage of sales, 1998 SDG&A expenses decreased 1.3 percentage points to 58.0 %.

Interest expense, net in 1998, decreased $1.3 million or 1.0% to $132.2 million from $133.5 million in 1997. The decrease was primarily due to reduced borrowings under the Revolving Credit Facility throughout the year and interest earned on cash equivalents, offset by the additional accretion of interest on SFAC's Senior and Subordinated Debentures.

Other expense, net was $1.5 million in 1998 compared to $2.1 million in 1997. The reduction is primarily due to lower administrative costs related to the Company's Accounts Receivable Facility.

As a result of the above factors, net loss from continuing operations decreased to $135.5 million in 1998 compared to $143.1 million in 1997.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.


EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION ("EBITDA")

Due to the Company's highly leveraged capital structure, EBITDA is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The EBITDA for the Company's Metz, Mother's/Archway and Boudin operating units, net of SFCNH's headquarters expense, was $81.9 million in 1999 and $57.7 million in 1998. Net sales for these units were $881.5 million in 1999 and $742.3 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

In 1999, net cash used in operating activities totaled $89.0 million, including cash requirements of $75.6 million related to continuing operations, $8.6 million related to working capital, and $4.8 million for discontinued operations. The $75.6 million of cash used by continuing operations resulted from $91.5 million of cash interest expense offset by cash flow from operating activities. The cash used for working capital purposes related principally to an increase in accounts receivable due to lower funding from the Company's accounts receivable facility and an increase in other current assets due to cash deposited in escrow in connection with the H&M sale.

In 1998, net cash used in operating activities totaled $137.1 million, including cash requirements of $69.0 million related to continuing operations, $6.3 million related to working capital and $61.8 million for discontinued businesses. The $69.0 million used by continuing operations was due to $80.7 million of cash interest expense offset by cash flow from operating activities. The cash used for working capital purposes resulted principally from a decrease in accrued liabilities associated with acquisition liabilities and restructuring payments offset by a decrease in accounts receivable. Net cash used in operating activities in 1997 was $127.2 million. The net cash used in operating activities in 1997 was primarily attributable to cash interest payments and the cash requirements of discontinued operations.

Net cash provided by investing activities totaled $114.1 million in 1999 and was primarily due to the proceeds from the sale of H&M, offset by capital expenditures. Net cash used by investing activities totaled $147.9 million in 1998. The activity in 1998 was primarily attributable to the use of $117.2 million to acquire businesses and capital expenditures of $19.2 million. In 1997, cash provided by investing activities of $373.0 million was primarily attributable to the net proceeds from the divestiture of business units.

Net cash used by financing activities totaled $2.3 million in 1999 due to payments of debt refinancing costs and debt principal offset by increased revolver borrowings. Net cash provided by financing activities amounted to $56.1 million in 1998, primarily due to additional borrowings under the Company's Revolving Credit Facility, offset by refinancing costs and scheduled payments on long-term debt. Net cash used in financing activities amounted to $61.5 million in 1997 as a reduction of revolving credit borrowings and scheduled payments on long-term debt were partially offset by an issuance of redeemable preferred stock

Based upon the above, the net increase (decrease) in cash in 1999, 1998 and 1997 was $22.8 million, $(228.9) million and $184.3 million, respectively.

On March 20, 2000, the Company completed the sale of its Metz operating unit for $625 million. The sale of Metz results in immediately available net cash proceeds of approximately $545 million (net of a $20 million escrow, approximately $40 million to terminate the accounts receivable facility at closing and an estimated $20 million for taxes and other expenses associated with the transaction). Under its existing debt arrangements, the Company is required to apply 75% of the Metz net proceeds, or approximately $410 million, to reduce debt. As a result, concurrent with the Metz closing, the Company has paid in full amounts outstanding under the Revolving and Term Loan facilities totaling approximately $265 million and terminated these arrangements. Within thirty days after the Metz closing, the Company is required to commence a tender offer for a portion (approximately $145 million) of the Company's Senior Notes.

After the completion of the Metz sale, the Company will use available cash proceeds to fund operating and investing activities since it has terminated its Accounts Receivable, Revolving and Term Loan Facilities. After the Metz transaction, the Company expects to have approximately $100 million of available cash following payment of transaction-related expenses, cash collateralizing remaining letters of credit, and payment of the required debt reduction and related accrued interest, but excluding other cash requirements of its continuing operations. The Company is currently evaluating such cash requirements of its existing businesses and is considering using a portion of the available cash for further debt reduction. Management believes that the available cash balance should be adequate to fund the Company's 2000 operating and investing activities. However, there can be no assurance that available funds will be adequate to meet such needs.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

During 1999, a significant portion of the Company's debt issues were fixed rate obligations and a portion of the Company's floating rate debt was fixed through an interest rate swap. As of March 20, 2000, the Company repaid all of its outstanding floating rate indebtedness. As a result, the risk for changes in interest rates is not material to the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
---------

Ten individuals serve on the Board of Directors of SFACNH. Set forth below are the names, ages, other positions and offices held and a brief account of the business experience for each director. Each member of the Board of Directors serves until a successor is elected.

NAME                     AGE    OTHER POSITIONS
----                     ---    ---------------

Robert B. Haas           52     Chairman of the Board of SFAC and SFC since June
                                1993, Chairman of the Board of SFACNH and SFCNH since June 1999 and Chairman of the Board of Haas Wheat & Partners Incorporated, a private investment firm since 1992; Chairman of the Board of Haas & Partners Incorporated, a private investment firm, since 1989. Mr. Haas is Chairman of the Board of Playtex Products, Inc.,
                                NBC Acquisition Corp. and Nebraska Book Company,
                                Inc. and a Director of Sybron International
                                Corporation.

Thomas J. Baldwin        41     Director of SFAC and SFC since May 1996;
                                Director of SFACNH and SFCNH since June 1999;
                                Chief Executive Officer of Christmas Corner,
                                Inc. since January 1995 and President of PB
                                Ventures since July 1994. Mr. Baldwin was also
                                Managing Director of Invus Group, Ltd. from 1990 through February 1995.

Lawrence S. Benjamin     44     Director of SFAC and SFC since February 1997;
                                Director of SFACNH and SFCNH since June 1999;
                                President and Chief Executive Officer of SFAC and SFC since January 1997; President and Chief
                                Executive Officer of SFACNH and SFCNH since June
                                1999; and President and Chief Executive Officer
                                1994 until December 1997. Mr. Benjamin held various positions from 1986 through August 1994 with operating units of Kraft Foods, Inc., including President of All American Gourmet
                                Company, Vice President of Kraft Frozen Products
                                Group and Vice President and General Manager of the Specialty Ingredients Unit of Kraft.

J. Taylor Crandall       46     Director of SFAC and SFC since August 1993;
                                Director of SFACNH and SFCNH since June 1999;
                                Vice President and Chief Operating Officer of
                                Keystone, Inc. since August 1998; Vice President and Chief Financial Officer of Keystone, Inc.
                                from October 1986 to August 1998; President,
                                Director and sole stockholder of Acadia MGP, Inc. (managing general partner of Acadia FW
                                Partners, L.P., the sole general partner of Acadia, an affiliate of the Company) since March
                                1992. Mr. Crandall also is a Director of Bell &
                                Howell Company, U.S. Oncology, Inc., Sunterra
                                Corp. and Washington Mutual.

Jerry M. Meyer           59     Director of SFAC and SFC since June 1996;
                                Director of SFACNH and SFCNH since June 1999.
                                Mr. Meyer has been the Chairman and Chief
                                Executive Officer of Valhalla Holdings, Inc.
                                since August 1998. Mr. Meyer is also a Director of Oreck Corporation, Wall Industries and
                                Nebraska Book Company, Inc.

Andrew J. Nathanson      42     Director of SFAC and SFC since August 1993;
                                Director of SFACNH and SFCNH since June 1999.
                                Managing Director of Donaldson, Lufkin &
                                Jenrette Securities Corporation since January
                                1991. Mr. Nathanson also is a Director of Duane
                                Reade, Inc.

David G. Offensend       46     Director of SFAC and SFC since August 1993;
                                Director of SFACNH and SFCNH since June 1999.
                                Founder of Evercore Partners, LLC since October
                                1995. Mr. Offensend was also Managing Director of Oak Hill Partners, Inc. and its predecessor from April 1990 to September 1995; Vice
                                President and Director of Acadia MGP, Inc. from
                                March 1992 to September 1995; and Vice President of Keystone from March 1992 to September 1995.

Marc C. Particelli       45     Director of SFAC and SFC since November 1997;
                                Director of SFACNH and SFCNH since June 1999.
                                Managing Director of Oak Hill Partners, Inc.
                                since August 1997. Mr. Particelli was Principal of Odyssey Partners L.P. from October 1995 to
                                August 1997 and Senior Vice President of Booz
                                Allen & Hamilton Inc. prior to October 1995.

Anthony P. Scotto        53     Director of SFAC and SFC since August 1993;
                                Director of SFACNH and SFCNH since June 1999.
                                Managing Director of Oak Hill Partners, Inc. and its predecessor since March 1988. Managing
                                Director of Oak Hill Advisors, Inc. since
                                September 1999. Mr. Scotto was also a Consultant to Oak Hill Capital Management, Inc. from
                                November 1998 to September 1999. Mr. Scotto also is a Director of Ivex Packaging Corporation,
                                Holophane Corporation and Grove Worldwide LLC

Douglas D. Wheat         49     Director of SFAC and SFC since June 1993;
                                Director of SFACNH and SFCNH since June 1999.
                                President of Haas Wheat and Partners
                                Incorporated since November 1992; Mr. Wheat was
                                Co-Chairman of Grauer & Wheat, Inc., a private investment firm, from April 1989 to October
                                1992. Mr. Wheat also is a Director of Playtex
                                Products, Inc., NBC Acquisition Corporation, and
                                Nebraska Book Company, Inc.

EXECUTIVE OFFICERS
------------------
Set forth below are the names, ages, positions held and a brief account of the business experience for each executive officer of SFACNH and certain executive officers of the Company who may be deemed executive officers of SFACNH. No family relationship exists among the identified executive officers. Executive officers of SFACNH are elected by and serve at the discretion of the Board of Directors of SFACNH.

NAME                     AGE    OTHER POSITIONS
----                     ---    ---------------

Lawrence S. Benjamin     44     See Directors.

Robert L. Fishbune       44     Vice President and Chief Financial Officer of
                                SFAC and SFC since May 1996; Vice President and
                                Chief Financial Officer of SFACNH and SFCNH since June 1999. Mr. Fishbune was a Partner at
                                Coopers & Lybrand L.L.P. from 1988 until May
                                1996.

Patrick J. O'Dea         38     President and Chief Executive Officer of
                                Mother's since April 1997. Mr. O'Dea was Vice
                                President, Retail of Stella from 1995 to March
                                1997. Prior to joining Stella, Mr. O'Dea spent
                                12 years with Procter & Gamble, most recently as Director of Marketing for its Snack Food
                                Business.

David E. Schreibman      32     Vice President, Secretary and General Counsel of
                                SFAC and SFC since May 1999; Vice President and
                                General Counsel - Business Units of SFAC and SFC from October 1998 to April 1999; and Vice
                                President, Secretary and General Counsel of
                                SFACNH and SFCNH since June 1999. Mr. Schreibman was Chief Counsel - Mergers and Acquisitions for the Sara Lee Corporation from October 1995 to
                                October 1998. Prior to October 1995, Mr.
                                Schreibman was in private law practice with Sidley & Austin.

Lawrence J. Strain       47     President of Boudin since January 1999. Vice
                                President of Bakery Operations for Boudin from
                                August 1990 to December 1998. Prior to 1990, Mr.
                                Strain was Vice President and operating partner of Boudin International, Inc.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows compensation for the years ended December 31, 1999, 1998 and 1997 of Mr. Benjamin, the President and Chief Executive Officer of SFACNH and SFCNH ("CEO"), and each of the four most highly compensated executive officers (excluding the CEO) of the Company (including its operating subsidiaries). The Company has an annual bonus plan and a long-term incentive plan pursuant to which executive officers of the Company may participate.

The compensation set forth in this table is repeated in the Summary Compensation Table listed in SFCNH's Annual Report on Form 10-K for the year-ended December 31, 1999. The CEO and four most highly compensated executive officers of the Company hold their respective positions for both SFACNH and SFCNH. However, these officers are not compensated separately by each entity.

                                     ANNUAL Compensation              LONG TERM COMPENSATION
                                     -------------------              ----------------------

                                                                                AWARDS
                                                                                ------
        NAME AND                                           OTHER ANNUAL       SECURITIES            ALL OTHER
   PRINCIPAL POSITION     YEAR   SALARY($)   BONUS ($)    COMPENSATION        UNDERLYING        COMPENSATION ($)
   ------------------     ----   ---------   ---------    -------------   OPTIONS/SARS (#)(3)   ----------------
                                                           ($) (1) (2)    ------------------       (4) (5) (6)
                                                           -----------                             -----------
Lawrence S. Benjamin      1999    655,000      811,000        90,000               -                1,615,000
President and Chief       1998    625,000      703,000        89,000               -                1,170,000
Executive Officer of      1997    560,000      420,000        84,000           1,600,000              684,000

Robert L. Fishbune        1999    394,000      495,000        64,000               -                  727,000
Vice President and Chief  1998    376,000      428,000        62,000               -                  238,000
Financial Officer SFACNH  1997    350,000         -           62,000             100,000              378,000

Henry J. Metz             1999    100,000       88,500       548,000               -                    1,000
Chairman of Metz (7)      1998    338,000      262,500          -                  -                      500
                          1997    334,000      251,000          -                  -                    1,000

Patrick J. O'Dea          1999    349,000      160,125       413,000               -                   31,000
President and Chief       1998    295,000      225,000          -                  -                   30,300
Executive Officer of      1997    260,000      210,000          -                  -                  258,000

Robert B. Aiken           1999    395,000      354,000       440,000               -                   78,000
President and Chief       1998    354,000      285,000        68,000               -                  245,000
Executive Officer of      1997       -          17,000        51,000             100,000              365,000




(1) The amounts set forth for Mr. Benjamin include $76,000, $76,000 and $71,000 for tax reimbursement payments made in 1999, 1998 and 1997, respectively. The amounts for Mr. Fishbune in 1999, 1998 and 1997 include $51,000, $49,000 and $49,000, respectively, for tax reimbursement payments. The amounts for Mr. Aiken in 1999, 1998 and 1997 include $61,000, $54,000 and $39,000, respectively, for tax reimbursement payments.

(2) In 1999, the amounts include payments received under the Company's Deferred Bonus Agreements of $548,000, $405,000 and $365,000 for Messrs. Metz, O'Dea and Aiken, respectively.

(3) Options were generally granted to employees of the Company, including the named executive officers, pursuant to the 1994 Stock Option Plan, which was amended in February, 1995 (the "Stock Option Plan"). Options granted are either non-qualified stock options ("NQSOs") or incentive stock options ("ISOs"). Options granted generally have a ten-year term.

(4) The amounts include divestiture awards for the sale of businesses for Mr. Benjamin of $1,517,000, $997,500 and $595,000 for 1999, 1998 and
         1997, respectively. The amounts include divestiture awards for the sale of businesses for Mr. Fishbune of $663,000, $100,500 and $298, 000 for 1999, 1998 and 1997, respectively. The amounts include divestiture awards for the sale of businesses for Mr. Aiken of $100,500 and $298, 000 for 1998 and 1997, respectively.

(5) In 1999, the Company made contributions to retirement accounts maintained by Messrs. Benjamin, Fishbune, and Aiken of $91,000, $57,000 and 70,000, respectively. Messrs. Benjamin, Fishbune and Aiken have established such accounts into which they contribute up to 15% of base pay (on an after-tax basis) to annuity or money-market funds. The Company provides contributions to the employee's retirement account and a reimbursement for taxes incurred as a result of such contributions.

(6) The amounts set forth in 1999 include life insurance premiums of $1,000 for Messrs. Benjamin, Fishbune, Aiken, and O'Dea and personal financial planning services of $6,000, $6,000 and $7,000 for Messrs. Benjamin, Fishbune, and Aiken, respectively. In 1999, Mr. Metz received a $1,000 relocation reimbursement. In 1999, Mr. O'Dea received a $30,000 relocation allowance.

(7) As of the March 20, 2000 sale of Metz, Messrs. Metz and Aiken are no longer executive officers of the Company.


AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

The following table sets forth for the named executive officers aggregated information concerning the number of shares of Common Stock underlying unexercised stock options at December 31, 1999 and the value of unexercised, in-the-money options at that date.


                                                NUMBER OF
                                                SECURITIES               VALUE OF
                                                UNDERLYING             UNEXERCISED
                                                UNEXERCISED            IN-THE-MONEY
                                              OPTIONS/SARS AT        OPTIONS/SARS AT
                                            FISCAL YEAR-END (#)    FISCAL YEAR-END ($)
                                               EXERCISABLE/            EXERCISABLE/
             NAME                              UNEXERCISABLE          UNEXERCISABLE
             ----                              -------------          -------------
             Lawrence S. Benjamin            1,175,000/325,000             (1)
             President and Chief
             Executive Officer of
             SFAC, SFC, SFACNH and SFCNH

             Robert L. Fishbune               150,000/50,000                (1)
             Vice President and Chief
             Financial Officer of SFAC,
             SFC, SFACNH and SFCNH

             Henry J. Metz                       185,000/0                  (1)
             Chairman of Metz

             Patrick J. O'Dea                    35,000/0                   (1)
             President and Chief
             Executive Officer of
             Mother's
                                              170,000/300,000               (1)
             Robert B. Aiken
             President and Chief Executive
             Officer of Metz


(1) All of the options listed in this table have an exercise price of $0.021322 per share of Common Stock. Due to the fact that the Common Stock is not publicly traded, it is not currently possible to calculate a precise value for the Common Stock. In October 1997, the Board of Directors of SFAC realized that certain previously granted stock options had exercise prices which exceeded the fair market value of the Common Stock. In view of the diminished value, the Board of Directors of SFAC determined that adjusting the exercise price of stock options previously awarded to existing employees (including the named executive officers) was in the best interests of the Company. On October 30, 1997, the Board of Directors of SFAC repriced the exercise price of existing options from $0.726703211 to $0.021322 per share of Common Stock, which the Board of Directors of SFAC determined was not below the fair market value of the Common Stock.


METZ-MOTHER'S CONSOLIDATED PENSION PLAN FOR NON-UNION EMPLOYEES

The following table indicates the estimated annual benefits payable upon retirement for the specified compensation and years of service classifications under the Metz-Mother's Consolidated Pension Plan for Non-Union Employees (the "Pension Plan"). Within 180 days of closing of the sale of Metz, the Pension Plan assets relating to Metz active employees will be transferred to a defined benefit pension plan sponsored by The Earthgrains Company. Messrs. Metz, Aiken and O'Dea are the only named executive officers participating in the Pension Plan.

PENSION TABLE FOR THE PENSION PLAN

--------------------------------------------------------------------------
     ANNUAL FINAL
       AVERAGE
     COMPENSATION                        YEARS OF SERVICE
     ------------                        -----------------
     =====================================================================
                        15        20         25          30          35
     ---------------------------------------------------------------------
       125,000       $23,619    $32,118    $40,616     $49,114     $49,114
     ---------------------------------------------------------------------
       150,000       $28,963    $39,368    $49,772     $60,176     $60,176
     ---------------------------------------------------------------------
       175,000       $33,321    $45,955    $58,589     $71,223     $71,223
     ---------------------------------------------------------------------
       200,000       $36,602    $51,143    $65,683     $80,223     $80,223
     ---------------------------------------------------------------------
       225,000       $39,884    $56,330    $72,776     $89,223     $89,223
     ---------------------------------------------------------------------
       250,000       $41,306    $58,579    $75,852     $93,125     $93,125
     ---------------------------------------------------------------------
       300,000       $41,306    $58,579    $75,852     $93,125     $93,125
     ---------------------------------------------------------------------
       350,000       $41,306    $58,579    $75,852     $93,125     $93,125
     ---------------------------------------------------------------------
       400,000       $41,306    $58,579    $75,852     $93,125     $93,125
     ---------------------------------------------------------------------
       450,000       $41,306    $58,579    $75,852     $93,125     $93,125
     ---------------------------------------------------------------------
       500,000       $41,306    $58,579    $75,852     $93,125     $93,125
     ---------------------------------------------------------------------

Compensation under the Pension Plan generally refers to total annual cash compensation (up to $160,000 for 1999, as limited by the Internal Revenue Code of 1986, as amended (the "Code") section 401(a)(17)), including pre-tax salary deferrals, but excluding certain specified items such as compensation received under the Metz Long-Term Incentive Compensation Plan, the Mother's Long-Term Incentive Compensation Plan, the Metz Annual Bonus Incentive Plan and the Mother's Annual Bonus Incentive Plan.

The amount of compensation covered under the Plan in 1999 for Messrs. Metz and O'Dea was $160,000 (as limited by Code section 401(a)(17). As of December 31, 1999, Mr. Metz had approximately 28 years of credited service under the Pension Plan, Mr. Aiken had approximately one year of credited service under the Pension Plan, and Mr. O'Dea had approximately two and one-half years of credited service under the Pension Plan. Benefits are computed on a straight life annuity basis and are not subject to deduction for Social Security or other offset amounts.

CERTAIN EMPLOYMENT ARRANGEMENTS

The following summaries of certain employment agreements and arrangements are not necessarily complete and are subject to, and are qualified in their entirety by reference to, the text of the agreements and arrangements, copies of which are listed as exhibits hereto and have either been filed as exhibits herewith or incorporated by reference herein.

Employment Agreement with Mr. Benjamin
--------------------------------------

SFAC, SFC and certain subsidiaries of SFAC and SFC (collectively, the "Employers") entered into an Amended and Restated Executive Employment Agreement dated as of March 15, 1999 with Mr. Benjamin (the "Benjamin Employment Agreement") effective January 1, 1999. The Benjamin Employment Agreement provides for the initial term of employment to end June 30, 2001, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by the Employers or Mr. Benjamin upon six months prior notice. In addition, upon termination in certain circumstances, the Employers will make post-termination salary and bonus payments to such executive (or his estate). The Benjamin Employment Agreement provides for an initial base salary of $655,000 and an annual target bonus of 75% of base salary upon attainment of specified performance targets.

The Benjamin Employment Agreement also provides that Mr. Benjamin may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options, the receipt of certain payments and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by the Employers and in other circumstances by various dollar amounts.

Mr. Benjamin has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in the Benjamin Employment Agreement.

Employment Agreement with Mr. Fishbune
--------------------------------------

SFAC, SFC and certain subsidiaries of SFAC and SFC (collectively, the "Employers") entered into an Amended and Restated Executive Employment Agreement dated as of March 15, 1999 with Mr. Fishbune (the "Fishbune Employment Agreement") effective January 1, 1999. The Fishbune Employment Agreement provides for the initial term of employment to end December 31, 2000, which term will automatically be renewed for additional one-year extension periods unless the renewal is canceled by the Employers or Mr. Fishbune upon six months prior notice. In addition, upon termination in certain circumstances, the Employers will make post-termination salary and bonus payments to such executive (or his estate). The Fishbune Employment Agreement provides for an initial base salary of $400,000 and an annual target bonus of 75% of base salary upon attainment of specified performance targets.

The Fishbune Employment Agreement also provides that Mr. Fishbune may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options, the receipt of certain payments and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by the Employers and in other circumstances by various dollar amounts.

Mr. Fishbune has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in the Fishbune Employment Agreement.

Employment Agreement with Mr. O'Dea
-----------------------------------

SFC, Mother's and MCC-DSD Holdings, Inc., a subsidiary of the Company, (collectively, the "Employers") entered into an Amended and Restated Executive Employment Agreement with Mr. O'Dea effective July 15, 1997 (the "O'Dea Employment Agreement"). The O'Dea Employment Agreement provides for the initial term of employment to end December 31, 2000, subject to earlier termination under certain enumerated circumstances. In addition, upon termination in certain circumstances, the Employers will make post-termination salary and bonus payments to such executive (or his estate). The O'Dea Employment Agreement provides for an initial base salary of $280,000 and an annual target bonus of 75% of base salary upon attainment by the Company of specified performance targets.

The O'Dea Employment Agreement also provides that Mr. O'Dea may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him as a result of his exercise of stock options, the receipt of certain payments and/or his termination in connection with a change of control of SFAC or SFC. These payments are limited in some circumstances to the tax savings actually realized by the Employers and in other circumstances by various dollar amounts.

Mr. O'Dea has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in the O'Dea Employment Agreement.

Employment Agreement with Mr. Aiken
-----------------------------------

SFAC and SFC (collectively, the "Employers") entered into an Amended and Restated Executive Employment Agreement dated as of April 1, 1998 with Mr. Aiken (the "Aiken Employment Agreement") effective January 1, 1998. In connection with the sale of Metz, the acquirer of Metz has assumed the obligations pursuant to the Aiken Employment Agreement. The Aiken Employment Agreement provides for the initial term of employment to end April 30, 2001, subject to earlier termination in certain circumstances. In addition, upon termination in certain circumstances, the Employers will make post-termination salary and bonus payments to such executive (or his estate). The Aiken Employment Agreement provides for an initial base salary of $380,000 and an annual target bonus of 75% of base salary upon attainment by the Company of specified performance targets.

The Aiken Employment Agreement also provides that Mr. Aiken may be entitled to receive, under certain circumstances, payments to offset (at least in part) certain tax consequences to him. These payments are limited in some circumstances to the tax savings actually realized by the Employers and in other circumstances by various dollar amounts.

Mr. Aiken has agreed to be bound by certain confidentiality, non-competition and non-solicitation restrictions set forth in the Aiken Employment Agreement.

Divestiture Award Agreements
----------------------------

Certain of the executive officers and other key employees of the Company, including Messrs. Benjamin, Fishbune, Aiken, and Metz have entered into Divestiture Award Agreements with the Company. Pursuant to these agreements, a recipient will receive or has received a percentage of the net cash proceeds received by the Company (after deducting fees and expenses) in the sale of various operating subsidiaries of the Company. In connection with the sale of Metz, the acquirer of Metz has agreed to pay the future responsibility for amounts owed to Messrs. Aiken and Metz under these agreements.

Change in Control Arrangements
------------------------------

Under the Mother's Amended and Restated Supplemental Long-Term Incentive Compensation Plan, adopted in 1999 (the "Mother's LTIP"), certain management employees, which include certain named executive officers, are eligible to receive awards based upon the total value of Mother's. Determination of award payments under the Mother's LTIP will be made on June 1, 2001 or earlier in the event of a change in control. The amounts of the awards under the Mother's LTIP are offset, in certain cases, by amounts payable under certain of the Retention Bonus Agreements described below.

Certain of the executive officers and other key employees of the Company, including Messrs. Benjamin, Fishbune, Metz, O'Dea and Aiken entered into Retention Bonus Agreements with the Company, pursuant to which these employees are entitled to receive retention bonus payments in amounts equal to their bonus payments under the Company's annual bonus plans. Payments of amounts vested will be made on March 31, 2001. However, in the event of a change in control, the awards that relate to bonuses earned prior to the change in control vest immediately and will be paid within 90 days. In connection with the sale of Metz, the acquirer of Metz has agreed to pay the amounts owed to Messrs. Aiken and Metz under this plan.

Compensation of Directors
-------------------------

Employees of SFACNH, SFCNH or their subsidiaries do not receive any additional compensation for services as a director or on committees of the Board of Directors of SFACNH, SFCNH or any of their subsidiaries. Directors of SFACNH, SFCNH or their subsidiaries are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board of Directors and committee meetings and are covered by director's liability insurance. Each of Messrs. Baldwin and Meyer also receive a director's fee of $20,000 annually.

Compensation Committee Interlocks and Insider Participation In Compensation Decisions
---------

J. Taylor Crandall, Robert B. Haas, Anthony P. Scotto and Douglas D. Wheat are all of the members of the compensation committee of the Board of Directors of each of SFAC, SFC, SFACNH and SFCNH (the "Compensation Committee"). Each of Messrs. Crandall, Haas, Scotto and Wheat owns a beneficial interest in or is an executive officer of one or more of the entities that have entered into financial advisory arrangements with SFACNH as described below.

Messrs. Haas and Wheat are controlling shareholders and are Chairman of the Board and President, respectively, of Haas Wheat and Partners Incorporated. Haas Wheat is a party to a financial advisory agreement with SFACNH pursuant to which Haas Wheat agrees to provide certain financial advisory and other consulting services to SFACNH in consideration for an annual fee of $700,000. In September 1999, the Board of Directors approved a one-year extension of the agreement until December 2000.

J. Taylor Crandall is Vice President and Chief Operating Officer of Keystone, Inc. and is President, Director and sole stockholder of Acadia MGP, Inc., the managing general partner of Acadia FW Partners, L.P., the sole general partner of Acadia. Mr. Scotto is a Managing Director of Oak Hill and its predecessor. Each of Penobscot-MB Partners ("Penobscot"), an affiliate of Acadia, and Keystone is a party to a financial advisory agreement with SFACNH, pursuant to which they agree to provide certain financial advisory and other consulting services to SFACNH in consideration for an annual fee of $200,000 per year in the case of Penobscot and $100,000 per year in the case of Keystone. In September 1999, the Board of Directors approved a one-year extension of the agreements until December 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ninety percent (90%) of the capital stock of SFACNH is held by SFC Sub, Inc., the parent company of SFACNH. As of March 17, 2000, the remaining 10% of the Common Stock was held of record by seventeen (17) persons or entities. The 10% interest in the common stock was issued to holders of SFACNH's 13% Senior Secured Discount Debentures as a part of the consideration for the exchange offers completed on June 11, 1999. The following table sets forth, as of January 26, 2000, certain information regarding the beneficial ownership of voting securities of SFAC, the ultimate parent of SFACNH, by (i) each person known by SFACNH to be the beneficial owner of more than 5% of any class of SFAC's voting securities, (ii) each of the directors and named executive officers of SFACNH, and (iii) all executive officers and directors of SFACNH.

                                       NUMBER OF SHARES        PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER   OF COMMON STOCK       COMMON STOCK (A)
------------------------------------   ----------------      ----------------
Acadia Partners, L.P. (b)                 27,063,347              40.86%
201 Main Street
Fort Worth, Texas  76102

Keystone, Inc. (c)                         9,358,502              14.13%
201 Main Street
Fort Worth, Texas  76102

Artal Luxembourg S.A. (d)                  5,959,327               9.49%
Aandorenstraat 2
3300 Tienen, Belgium

Robert B. Haas (e)                         5,881,496               9.26%
300 Crescent Court, Suite 1700
Dallas, Texas  75201

UBS Capital LLC (f)                        5,366,913               8.55%
299 Park Avenue
New York, New York  10171

DLJ Merchant Banking Partners, L.P. (g)    3,812,562               6.07%
277 Park Avenue
New York, New York  10172

Thomas J. Baldwin                             --                   --

J. Taylor Crandall (b)                        --                   --

Jerry M. Meyer                                --                   --

Andrew J. Nathanson (g)                       --                   --

David G. Offensend                            --                   --

Marc C. Particelli                            --                   --

Anthony P. Scotto (b)                         --                   --

Henry J. Metz (i)                          1,217,750               1.93%

Lawrence S. Benjamin (j)                   1,326,771               2.07%

Douglas D. Wheat (h)                         276,264                --*

Robert L. Fishbune (k)                       150,000                --*

Robert B. Aiken (l)                          214,231                --*

Patrick J. O'Dea (m)                          35,000
                                                                    --*
All directors and executive officers       9,087,281              13.59%
as a group (b)(g)


-------------
*Less than 1%.

(a) The holdings of all of the stockholders listed in this table may be diluted by the exercise of warrants set forth in footnotes (b), (c) and
         (e) below or options which, under employment arrangements and stock option plans approved by the Company, may be granted to certain employees. The Stock Option Plan makes available to certain operating company employees and headquarter employees options to purchase 5,852,917 shares of Common Stock.

(b) Acadia's shares of Common Stock include shares owned by FWHY-Coinvestments VII Partners, L.P. ("FWHY"), SFC Partners, L.P. ("SFCP") and SFC Partners II, L.P. ("SFCII"), parties related to Acadia. Acadia's shares of Common Stock also include 3,467,002 shares of Common Stock issuable upon the exercise of 8,775 Warrants issued by SFAC in favor of Acadia pursuant to a Warrant Agreement dated June 27, 1997. See "Item 13 - Certain Relationships and Related Transactions." The general partner of Acadia is Acadia FW, the managing general partner of which is Acadia MGP, a corporation controlled by J. Taylor Crandall. In addition, Mr. Crandall controls Group 31, Inc., the general partner of each of FWHY, SFCP and SFCII. Therefore, Acadia FW and Acadia MGP may be deemed to beneficially own the shares of Common Stock held by Acadia, SFCP, SFCII and FWHY. Mr. Scotto is a limited partner of SFCII and disclaims beneficial ownership of the shares of Common Stock held by SFCII. The address of Acadia FW, Acadia MGP, FWHY, SFCP, SFCII and Mr. Crandall is 201 Main Street, Fort Worth, Texas 76102.

(c) Keystone's shares of Common Stock include 3,467,002 shares of Common Stock issuable upon the exercise of 8,775 Warrants issued by SFAC in favor of Keystone pursuant to a Warrant Agreement dated June 27, 1997. See "Item 13-Certain Relationships and Related Transactions." Keystone is controlled by Robert M. Bass. As such, Mr. Bass may be deemed to beneficially own the shares of Common Stock held by Keystone. The address of Mr. Bass and Keystone is 201 Main Street, Fort Worth, Texas 76102.

(d) The parent entity of Artal Luxembourg S.A. is Artal Group S.A., a Luxembourg company.

(e) Mr. Haas' shares of Common Stock include 101,011 shares owned by HWP Specialty Subsidiary Partners, 25,253 shares owned by HWP Specialty Subsidiary Partners II, and 1,000,000 shares owned by the Haas Family Long-Term Trust. Mr. Haas' shares of Common

         Stock also include 770,445 shares of Common Stock issuable upon the exercise of 1,950 Warrants issued by SFAC in favor of Mr. Haas pursuant to a Warrant Agreement dated September 19, 1997. See "Item 13
         - Certain Relationships and Related Transactions." The shares owned by HWP Specialty Subsidiary Partners and HWP Specialty Subsidiary Partners II also are beneficially owned by Mr. Douglas Wheat.

(f) Union Bank of Switzerland owns indirectly 100% of the capital stock of UBS Capital LLC.

(g) The following entities hold shares of Common Stock: DLJ Merchant Banking Partners, L.P. ("DLJMBP"); DLJ International Partners, C.V. ("DLJIP"); DLJ Offshore Partners, C.V. ("DLJOP"); DLJ Merchant Banking Funds, Inc. ("DLJMBF"); DLJ First ESC L.L.C. ("DLJESC"), an "employee securities corporation" (as defined in the Investment Company Act of 1940) formed to hold securities of employees of DLJMBP, DLJIP, DLJOP and DLJESC; and Donaldson, Lufkin & Jenrette Securities Corporation (collectively, the "DLJ Entities"). Except for his allocable portion of the shares held by DLJESC, Mr. Nathanson disclaims beneficial ownership of the shares of Common Stock held by the DLJ Entities.

(h) Mr. Wheat's shares of Common Stock include 101,011 shares owned by HWP Specialty Subsidiary Partners and 25,253 shares owned by HWP Specialty Subsidiary Partners II, which also are beneficially owned by Mr. Robert
         B. Haas and 150,000 shares owned by the Wheat Children's Trust FBO Adam
         B. Wheat, the Wheat Children's Trust FBO Mary C. Wheat, the Wheat Children's Trust FBO Kyler D. Wheat.

(i) Mr. Metz's shares of Common Stock include 185,000 shares that Mr. Metz has the right to acquire upon the exercise of options.

(j) Mr. Benjamin's shares of Common Stock include 1,250,000 shares that Mr. Benjamin has the right to acquire upon the exercise of options.

(k) Mr. Fishbune's shares of Common Stock include 150,000 shares that Mr. Fishbune has the right to acquire upon the exercise of options.

(l) Mr. Aiken's shares of Common Stock include 170,000 shares that Mr. Aiken has the right to acquire upon the exercise of options.

(m) Mr. O'Dea's shares of Common Stock include 35,000 shares that Mr. O'Dea has the right to acquire upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

On August 16, 1993, Haas Wheat, Acadia, Keystone, UBS Capital, Artal Luxembourg S.A. and DLJMBP (in some cases acting through affiliates) (collectively, with certain of their affiliates, the "Principal Stockholders") entered into a stockholders' agreement governing the relationships among such stockholders (the "Stockholders' Agreement") of SFAC, the ultimate parent of SFACNH. Subsequent transferees of the Common Stock that are affiliates of the Principal Stockholders or members of management have also agreed to be bound by the Stockholders' Agreement. The Stockholders' Agreement imposes on the parties thereto certain restrictions and conditions on the transfer of Common Stock, subject to certain exceptions. The Stockholders' Agreement provides the parties with the right to participate in certain sales of Common Stock by other parties. The parties to the Stockholders' Agreement were granted certain preemptive rights with respect to issuance of Common Stock by SFAC and the right, in certain circumstances, to have their Common Stock registered for public sale under the Securities Act of 1933, as amended. The Stockholders' Agreement also sets forth provisions relating to corporate governance of SFAC. Pursuant to the Stockholders' Agreement, Acadia has the right to nominate three Directors, Keystone has the right to nominate two Directors, Haas Wheat has the right to nominate two Directors, and UBS Capital, Artal Luxembourg S.A. and DLJMBP each have the right to nominate one Director. Under certain conditions Acadia and Keystone can increase the number of Directors they can nominate.


CERTAIN TRANSACTIONS WITH STOCKHOLDERS OF SFAC

Certain of the Principal Stockholders and their affiliates were paid financial advisory fees by the Company in 1999 pursuant to financial advisory agreements with the Company. In September 1999, the Board of Directors of SFCNH extended the terms of the financial advisory agreements between SFCNH and each of Haas Wheat, Penobscot and Keystone for one year until December 2000. In 1999, SFCNH paid Haas Wheat an annual fee of $700,000, Penobscot an annual fee of $200,000 and Keystone an annual fee of $100,000. See "Item 11 - Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

In September 1999, the Company retained Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ", an affiliate of DLJMBP) to serve as the Company's financial advisor in connection with its proposed sale of Metz. Upon completion of the sale of Metz, DLJ received approximately $3,800,000 as compensation for such financial advisory services.

In January 1999, the Company engaged DLJ to provide investment banking services in connection with the sale of H&M, which, at that time, was a wholly-owned subsidiary of SFAC. DLJ received $1,600,000 in connection with the sale of H&M.

In 1999, the Company paid Donaldson, Lufkin & Jenrette Capital Funding ("DLJCF") $500,000 in connection with the Company's exchange offer and the amendment and restatement of its Revolving Credit Facility and Term Loan. Also, DLJCF acted as the Syndication Agent and Collateral Agent under both loan agreements prior to the termination in connection with the Metz sale.

TAX SHARING AGREEMENT

SFAC and its subsidiaries have entered into certain tax sharing agreements that obligate SFAC's subsidiaries to pay a portion of SFAC's consolidated Federal income tax liability (including for all purposes, alternative minimum tax liability). Pursuant to one such agreement, SFC shall pay to SFAC an amount of money generally equal to the Federal income tax liability of SFC, SFC Sub and SFACNH (calculated as if such entities were a separate consolidated group that did not include the subsidiaries of SFACNH). SFCNH has agreed to pay to SFAC an amount of money generally equal to the Federal income tax liability of SFCNH and all of its subsidiaries (calculated as if such entities were considered a separate consolidated group). Moreover, each subsidiary of SFCNH shall pay SFCNH (directly or indirectly through its parent corporation) an amount of money generally equal to its share of such separately calculated SFCNH group Federal income tax liability.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

         Pro forma financial information reflecting the Company's disposition of Metz Baking Company, as required by Item 7 (b) (1) of Form 8-K, is included herein.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         All schedules (other than Schedule I) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.

(b)      REPORTS ON FORM 8-K

         The following Reports on Form 8-K were filed by the Company during the fourth quarter of 1999 and the first quarter of 2000:

         (1) A Current Report on Form 8-K dated November 15, 1999 was filed under Item 5 - Other Events and Item 7 - Exhibits:
                  Announcement of execution of definitive agreement to sell Metz to Earthgrains.

         (2) A Current Report on Form 8-K dated December 17, 1999 was filed under Item 5 Events: Announcement of a December 17, 1999 request from the Department of Justice to the Company and Earthgrains for additional information under the HSR Act. Other Events

         (3) A Current Report on Form 8-K dated January 5, 2000 was filed under Item 5 - Other Events: Update concerning the Cacique Litigation and Bondholder Matter. Summary Comment by the Company included.

         (4) A Current Report on Form 8-K dated March 20, 2000 was filed under Items 2 and 7 -Disposition of Assets: Announcement of the closing of the sale of Metz to Earthgrains.

(C)      EXHIBITS

         Exhibit
         Number         Description of Document
         ------         -----------------------

         2.1* Stock Purchase Agreement, dated as of November 15, 1999, between SFC New Holdings, Inc. and The Earthgrains Company.

         3.1 Certificate of Incorporation of SFACNH. (Incorporated by reference to Exhibit 3.1 to SFACNH's Registration Statement on Form S-4 (Registration No. 33-383149))

         3.2 Certificate of Amendment of SFACNH. (Incorporated by reference to Exhibit 3.2 to SFACNH's Registration Statement on Form S-4 (Registration No. 33-383149))

         3.3 Certificate of Amendment of SFACNH. (Incorporated by reference to Exhibit 3.3 to SFACNH's Registration Statement on Form S-4 (Registration No. 33-383149))

         3.4            By-Laws of SFACNH. (Incorporated by reference to Exhibit
                        3.4 to SFACNH's Registration Statement on Form S-4 (Registration No. 33-383149))

         3.5 Certificate of Designation of SFACNH (Incorporated by reference to Exhibit 3.5 to SFACNH's Registration Statement on Form S-4 (Registration No. 33-383149))

         4.1 Registration Rights Agreement, dated as of August 16, 1993, among SFAC, SFC and the purchasers named therein. (Incorporated by reference to Exhibit 4.3 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         4.2 Registration Rights Agreement, dated as of June 11, 1999, among SFACNH and holders of its 13% Senior Secured Discount Debentures due 2009. (Incorporated by reference to Exhibit 4.1 to SFACNH's Registration Statement on Form S-4 (Registration No. 333-83149))

         4.3 Indenture, dated as of June 11, 1999, between SFACNH and United States Trust Company of New York, as trustee, governing the 13% Senior Secured Discount Debentures due 2009 issued by SFACNH (Incorporated by reference to Exhibit 4.2 to SFACNH's Registration Statement on Form S-4 (Registration No. 333-83149))

         4.4 Registration Rights Agreement, dated as of June 11, 1999, among SFCNH and holders of its 11 1/4% Senior Notes due 2001, its 12 1/8% Senior Notes due 2002 and its 13 1/4% Senior Subordinated Notes due 2003 (Incorporated by reference to Exhibit 4.1 to SFCNH's Registration Statement on Form S-4 (Registration No. 333-83063))

         4.5 Indenture, dated as of June 11, 1999, between SFCNH and United States Trust Company of New York, as trustee, governing the 11 1/4% Senior Notes due 2001 issued by SFCNH (Incorporated by reference to Exhibit 4.2 to SFCNH's Registration Statement on Form S-4 (Registration No. 333-83063))

         4.6 Indenture, dated as of June 11, 1999, between SFCNH and United States Trust Company of New York, as trustee, governing the 12 1/8% Senior Notes due 2002 issued by SFCNH. (Incorporated by reference to Exhibit 4.3 to SFCNH's Registration Statement on Form S-4 (Registration No. 333-83063))

         4.7 Indenture, dated as of June 11, 1999, between SFCNH and U.S. Trust Company of Texas, N.A., as trustee, governing the 131/4% Senior Subordinated Notes due 2003 issued by SFCNH (Incorporated by reference to Exhibit 4.4 to SFCNH's Registration Statement on Form S-4 (Registration No. 333-83063))

         10.1 Stock Purchase Agreement, dated as of August 9, 1993, among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.1 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.2 Amendment No. 1, dated as of August 16, 1993, to the Stock Purchase Agreement among the sellers party thereto and SFC. (Incorporated by reference to Exhibit 10.2 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.3 Purchase Agreement, dated as of August 16, 1993, among SFAC, SFC and the purchasers named therein. (Incorporated by reference to Exhibit 10.4 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.4 Securities Purchase Agreement, dated as of August 16, 1993, among SFAC and the purchasers named therein. (Incorporated by reference to Exhibit 10.5 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.5 Amendment No. 1 to Securities Purchase Agreement, dated as of December 20, 1993, among SFAC and the purchasers named therein. (Incorporated by reference to Exhibit
                        10.6 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1993)

         10.6 Stockholders Agreement, dated as of August 16, 1993, among SFAC and certain of its stockholders. (Incorporated by reference to Exhibit 10.7 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.7 Amendment No. 1, dated as of December 20, 1993, to Stockholders Agreement among SFAC and certain of its stockholders. (Incorporated by reference to Exhibit 10.9 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1993)

         10.8 Stockholders Agreement, dated as of August 16, 1993, among SFAC and its stockholders. (Incorporated by reference to Exhibit 10.8 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.9 Amendment No. 1 to the Stockholders Agreement, dated as of August 19, 1994, among SFAC and its stockholders. (Incorporated by reference to Exhibit 10.51 to SFAC's Registration Statement on Form 10-Q for the Quarter ended September 30, 1994)

         10.10 Financial Advisory Agreement, dated as of August 16, 1993, among SFAC, SFC and Penobscot. (Incorporated by reference to Exhibit 10.10 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68758))

         10.11 Financial Advisory Agreement, dated as of August 16, 1993, among SFAC, SFC and Keystone. (Incorporated by reference to Exhibit 10.11 to the SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.12 Financial Advisory Agreement, dated as of August 16, 1993, among SFAC, SFC and Haas Wheat. (Incorporated by reference to Exhibit 10.12 to SFAC's Registration Statement on Form S-4 (Registration No. 33-68958))

         10.13 Corporate Services Agreement, dated as of June 30, 1994, between SFAC and SFC. (Incorporated by reference to Exhibit 10.14 to SFC's Registration Statement on Form 10-K for the year ended December 31, 1994)

         10.14 Equity Investment Agreement, dated as of May 13, 1997, by and among SFAC, Acadia, Keystone and Haas Wheat. (Incorporated by reference to Exhibit 10.93 to SFAC's Registration Statement on Form 10-Q for the Quarter ended June 30, 1997)

         10.15 Amended and Restated Executive Employment Agreement, dated as of March 15, 1999, among SFAC, SFC and Lawrence
                        S. Benjamin. (Incorporated by reference to Exhibit 10.50 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.16 Executive Securities Purchase Agreement, dated as of December 15, 1994, among Lawrence S. Benjamin, SFAC and SFC. (Incorporated by reference to Exhibit 10.58 to SFAC's Registration Statement on Form 10-K for the year ended December 30, 1995)

         10.17 Stock Purchase Agreement, dated as of June 15, 1995, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.59 to SFAC's Registration Statement on Form 10-K for the year ended December 30,
                        1995)

         10.18 Securities Purchase Agreement, dated as of August 1, 1995, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.60 to SFAC's Registration Statement on Form 10-K for the year ended December 30, 1995)

         10.19 Amendment to Securities Purchase Agreement, dated as of January 2, 1996, between Lawrence S. Benjamin and SFAC. (Incorporated by reference to Exhibit 10.61 to SFAC's Registration Statement on Form 10-K for the year ended December 30, 1995)

         10.20 Amended and Restated Executive Employment Agreement, dated as of March 15, 1999, among SFAC, SFC and Robert
                        L. Fishbune. (Incorporated by reference to Exhibit 10.50 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.21 Executive Employment Agreement, dated as of July 15, 1997, among SFC, Mother's, MCC-DSD Holdings, Inc. and Patrick J. O'Dea. (Incorporated by reference to Exhibit
                        10.51 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.22 Stock Purchase Agreement dated as of June 15, 1995, between Henry J. Metz and SFAC. (Incorporated by reference to Exhibit 10.46 to SFC's Registration Statement on Form S-4 (Registration No. 33-94836))

         10.23 Form of Executive Securities Purchase Agreement among certain named executive officers, respectively, and the Principal Stockholders, SFAC and SFC (with schedule showing differing material terms for each such officer's agreement). (Incorporated by reference to Exhibit 10.40 SFAC's Registration Statement on Form 10-K for the year ended December 31, 1993)

         10.24 Mother's Cake & Cookie Co. Amended and Restated Supplemental Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.55 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.25 Stock Option Agreement, dated as of October 27, 1997, between SFAC and Lawrence S. Benjamin. (Incorporated by reference to Exhibit 10.52 to SFAC's Registration Statement on Form 10-K for the year ended December 31,
                        1997)

         10.26 Retention Bonus Agreement, dated March 15, 1999, between SFC and Lawrence S. Benjamin. (Incorporated by reference to Exhibit 10.59 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.27 Participation Award Agreement, dated as of March 15, 1999, between Mother's and Lawrence S. Benjamin (Incorporated by reference to Exhibit 10.60 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.28 Retention Bonus Agreement, dated March 15, 1999, between SFC and Robert L. Fishbune. (Incorporated by reference to Exhibit 10.62 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.29 Deferred Bonus Agreement, dated June 16, 1998, between Boudin and Larry Strain. (Incorporated by reference to Exhibit 10.63 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1998)

         10.30 Retention Bonus Agreement, dated March 15, 1999, between Mother's and Patrick J. O'Dea. (Incorporated by reference to Exhibit 10.66 to SFAC's Registration Statement on Form 10-K for the year ended December 31,
                        1998)

         10.31 Divestiture Award Agreement, dated March 15, 1999, between Mother's and Robert L. Fishbune. (Incorporated by reference to Exhibit 10.78 to SFAC's Registration Statement on Form 10-K for the year ended December 31,
                        1998)

         10.32 Divestiture Award Agreement, dated March 15, 1999, between Boudin and Robert L. Fishbune. (Incorporated by reference to Exhibit 10.79 to SFAC's Registration Statement on Form 10-K for the year ended December 31,
                        1998)

         10.33          Amended and Restated SFAC 1994 Stock Option Plan.
                        (Incorporated by reference to Exhibit 10.39 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1994)

         10.34 Amended and Restated Metz Baking Company Pension Plan for Non-Union Employees. (Incorporated by reference to Exhibit 10.52 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1994)

         10.35          Amended and Restated Mother's Cake & Cookie Co.
                        Retirement Plan. (Incorporated by reference to Exhibit
                        10.51 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1994)

         10.36 Coordination Document for the Metz-Mother's Cake & Cookie Co. Consolidated Pension Plan (Incorporated by reference to Exhibit 10.87 to SFAC's Registration Statement on Form 10-K for the year ended December 31,
                        1998)

         10.37 Stock Purchase Agreement, dated as of November 26, 1996, between SFC and B Companies Acquisition Corporation. (Incorporated by reference to Exhibit 10.80 to SFAC's Registration Statement on Form 10-K for the year ended December 31, 1996)

         10.38 Stock Purchase Agreement, dated as of November 7, 1997, by and among SFC, Saputo Group Inc. and Saputo Acquisition, Inc. (Incorporated by reference to Exhibit
                        10.94 to SFAC's Registration Statement on Form 8-K dated as of December 22, 1997)

         10.39 Stock Purchase Agreement, dated as of October 13, 1998, by and among SFC, Archway and the Archway Shareholders. (Incorporated by reference to Exhibit 10.83 SFAC's Registration Statement on Form 8-K dated as of October 26, 1998)

         10.40 Stock Purchase Agreement, dated as of March 9, 1999, between SFC and IBP, Inc. (Incorporated by reference to Exhibit 10.86 of SFC's Report on From 10-Q for the Quarter ended March 31, 1999)

         10.41*         Form of 2000 Specialty Foods Corporation Annual
                        Bonus Plan

         10.42* Form of 2000 Specialty Foods Corporation Subsidiary Annual Bonus Plan

         10.43*         Key Employee Retention Plan

         10.44 First Amended and Restated SFC Group Tax Sharing Agreement, dated as of June 11, 1999, among SFAC, SFCNH and certain subsidiaries of SFCNH (Incorporated by reference to Exhibit 10.2 to SFCNH's Registration Statement on Form S-4 (Registration No. 333-83063)).

         10.45 First Amended and Restated SFAC Tax Sharing Agreement, dated as of June 11, 1999, among SFAC and SFCNH (Incorporated by reference to Exhibit 10.4 to SFCNH's Registration Statement on Form S-4 (Registration No. 333-83063))

         10.46 SFAC and SFC Group Tax Sharing Agreement, dated as of June 11, 1999, between SFAC, SFC, SFC Sub and SFACNH, (Incorporated by reference to Exhibit 10.5 to SFACNH's Registration Statement on Form S-4 (Registration No. 333-83149))

         10.47 Assignment and Assumption Agreement, dated as of June 11, 1999, between SFC and SFCNH (Incorporated by reference to Exhibit 10.5 to SFCNH's Registration Statement on Form S-4 (Registration No.33-83063))

         10.48 Executive Employment Agreement, dated as of May 1, 1999, by and among SFAC, SFC, Metz, Mother's, Archway, Boudin and David E. Schreibman (Incorporated by reference to Exhibit 10.87 to SFC's Registration Statement on Form 10-Q for the Quarter ended March 31, 1999)

         10.49 Amended and Restated Retention Bonus Agreement, dated as of May 1, 1999, by and between SFC and David E. Schreibman. (Incorporated by reference to Exhibit 10.88 to SFC's Registration Statement on Form 10-Q for the Quarter ended March 31, 1999)

         10.50 Amended and Restated Divestiture Award Agreement, dated as of May 1, 1999, by and between Metz and David E. Schreibman. (Incorporated by reference to Exhibit 10.89 to SFC's Registration Statement on Form 10-Q for the Quarter ended March 31, 1999)

         10.51 Amended and Restated Divestiture Award Agreement, dated as of May 1, 1999, by and between Mother's and David E. Schreibman. (Incorporated by reference to Exhibit 10.90 to SFC's Registration Statement on Form 10-Q for the Quarter ended March 31, 1999)

         10.52 Amended and Restated Divestiture Award Agreement, dated as of May 1, 1999, by and between Boudin and David E. Schreibman. (Incorporated by reference to Exhibit 10.91 to SFC's Registration Statement on Form 10-Q for the Quarter ended March 31, 1999)

         10.53 Participation Award Agreement, dated as of May 1, 1999, between Mother's and Patrick J. O'Dea. (Incorporated by reference to Exhibit 10.92 to SFC's Registration Statement on Form 10-Q for the Quarter ended March 31,
                        1999)

         10.54 Stockholders Agreement, dated as of June 11, 1999, by and between SFACNH and holders of the 13% Senior Secured Discount Debentures due 2009 issued by SFACNH (Incorporated by reference to Exhibit 10.72 to SFACNH's Registration Statement on Form S-4 (Registration No. 333-83149))

         21.1*          Subsidiaries of SFAC

         27*            Financial Data Schedule


* Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SFAC NEW HOLDINGS, INC.



                                    By:   /s/ LAWRENCE S. BENJAMIN
                                          ------------------------
                                              Lawrence S. Benjamin
                                              President and Chief Executive
                                              Officer

                                      March 29, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                     CAPACITY                     DATE
-------------------                     --------                     ----

/s/ LAWRENCE S. BENJAMIN    Principal Executive Officer and     March 29, 2000
------------------------               Director
Lawrence S. Benjamin
President and Chief Executive Officer

/s/ ROBERT L. FISHBUNE    Principal Financial and Accounting    March 29, 2000
------------------------               Officer
Robert L. Fishbune
Vice President and Chief
Financial Officer

SIGNATURE AND TITLE                   CAPACITY                      DATE
-------------------                   --------                      ----

/s/ ROBERT B. HAAS       Chairman of the Board of Directors    March 29, 2000
-----------------------
Robert B. Haas


/s/ THOMAS J.BALDWIN                  Director                 March 29, 2000
-----------------------
Thomas J. Baldwin


/s/ J. TAYLOR CRANDALL                Director                 March 29, 2000
-----------------------
J. Taylor Crandall


/s/ JERRY M. MEYER                    Director                 March 29, 2000
-----------------------
Jerry M. Meyer


/s/ ANDREW J. NATHANSON               Director                 March 29, 2000
-----------------------
Andrew J. Nathanson


/s/ DAVID G. OFFENSEND                Director                 March 29, 2000
-----------------------
David G. Offensend


/s/ MARC C. PARTICELLI                Director                 March 29, 2000
-----------------------
Marc C. Particelli


/s/ ANTHONY P. SCOTTO                 Director                 March 29, 2000
-----------------------
Anthony P. Scotto


/s/ DOUGLAS D. WHEAT                  Director                 March 29, 2000
-----------------------
Douglas D. Wheat

                         INDEX TO FINANCIAL INFORMATION


                                                                       Page
                                                                       ----
Audited Financial Information:

     Independent Auditors' Report                                      F-2
     Consolidated Balance Sheets -
         December 31, 1999 and 1998                                    F-3
     Consolidated Statements of Operations -
         Years ended December 31, 1999, 1998, and 1997                 F-4
     Consolidated Statements of Changes in Stockholders' Equity -
         Years ended December 31, 1999, 1998, and 1997                 F-5
     Consolidated Statements of Cash Flows -
         Years ended December 31, 1999, 1998, and 1997                 F-6
     Notes to Financial Statements                                  F-7 to F-23

                                                     Schedule
                                                     --------

     Financial Statement Schedule:

       Condensed Financial Information of Registrant     I        F-24 to F-26


Pro Forma Financial Information - Metz Divestiture                     F-27


All other financial statement schedules are omitted as not applicable or because the required information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
SFAC New Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SFAC New Holdings, Inc. and Subsidiaries as of December 31, 1999 and of Specialty Foods Acquisition Corporation and Subsidiaries as of December 31, 1998 (collectively, "the Company") and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of the Company for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG LLP



Chicago, Illinois
March 20, 2000

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         December 31,
                                              --------------------------------
                                                   1999               1998
                                                   ----               ----
                                 ASSETS         (Successor)      (Predecessor)
Current assets:
     Cash and cash equivalents                $       28,545     $       5,715
     Accounts receivable, net                         15,826             9,988
     Inventories                                      10,895            12,178
     Net assets of discontinued operations           169,980           216,784
     Other current assets                              8,680             4,292
                                              --------------     -------------
                  Total current assets               233,926           248,957

Property, plant, and equipment, net                   67,248            72,127
Intangible assets, net                                96,954            96,696
Other noncurrent assets                               33,310            43,496
                                              --------------     -------------
                  Total assets                $      431,438     $     461,276
                                              ==============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt     $        2,867     $       3,439
     Accounts payable                                 12,999            12,861
     Accrued expenses                                 44,700            41,098
                                              --------------     -------------
                  Total current liabilities           60,566            57,398

Long-term debt                                     1,176,027         1,250,198
Due to Specialty Foods Acquisition Corporation         7,507                 -
Other noncurrent liabilities                          22,615            22,808
                                              --------------     -------------
                  Total liabilities                1,266,715         1,330,404
                                              --------------     -------------

Redeemable preferred stock                                 -            19,500

Stockholders' equity:
     Common stock: no par value; 319,250
       shares authorized and issued                        -               646
     Additional paid-in capital                      194,620            42,750
     Accumulated deficit                          (1,029,897)         (930,659)
     Cost of common shares in treasury                     -            (1,365)
                                              --------------     -------------
                  Total stockholders' equity        (835,277)         (888,628)
                                              --------------     -------------

                  Total liabilities and
                    stockholders' equity      $      431,438     $     461,276
                                              ==============     =============

See accompanying notes to consolidated financial statements.

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                          Years ended December 31,
                              ----------------------------------------------
                                 1999               1998              1997
                                 ----               ----              ----
                             (Successor)       (Predecessor)     (Predecessor)

Net sales                     $ 284,574          $ 206,003         $ 196,923
Cost of sales                   119,761             88,676            87,204
                              ---------          ---------         ---------
       Gross profit             164,813            117,327           109,719
                              ---------          ---------         ---------

Operating expenses:
      Selling, distribution,
       general and
       administrative
       expenses                 162,103            119,420           116,811
      Amortization of
       intangibles                2,873                544                56
                              ---------          ---------         ---------
                                164,976            119,964           116,867
                              ---------          ---------         ---------
       Operating loss              (163)            (2,637)           (7,148)

Other:
     Interest expense, net      149,134            132,192           133,538
     Third-party financing
       fees                       9,781                  -                 -
     Other expense, net           3,923              1,542             2,087
                              ---------          ---------         ---------
       Loss before
         income taxes          (163,001)          (136,371)         (142,773)

Provision (benefit) for
  income taxes                      203               (833)              301
                              ---------          ---------         ---------

       Loss from continuing
         operations            (163,204)          (135,538)         (143,074)

Discontinued operations:
     Earnings                    37,175             39,896            62,181
     Gain (loss) on disposal     26,791               (601)          133,130
                              ---------          ---------         --------
                                 63,966             39,295           195,311
                              ---------          ---------         ---------
       Income (loss) before
         extraordinary items    (99,238)           (96,243)           52,237

Extraordinary items                   -                  -            (5,714)
                              ---------          ---------         ---------

           Net income (loss)  $ (99,238)         $ (96,243)        $  46,523
                              =========          =========         =========


See accompanying notes to consolidated financial statements.

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                             Common stock      Additional                      Treasury stock
                                             ------------        paid-in       Accumulated     --------------
                                           Shares     Amount     Capital        deficit       Shares     Amount
                                           ------     ------     -------        -------       ------     ------
Predecessor Company Balance
      at December 31, 1996                 64,648    $   646    $  42,750      $  (880,939)    1,159    $   (846)

Purchase of treasury stock, net                 -          -            -                -       721        (519)
Net income                                      -          -            -           46,523         -           -
                                          -------    -------    ---------      -----------    ------    --------

Predecessor Company Balance
       at December 31, 1997                64,648        646       42,750         (834,416)    1,880      (1,365)

Net loss                                        -          -            -          (96,243)        -           -
                                          -------    -------    ---------      -----------    ------    --------

Predecessor Company Balance
       at December 31, 1998                64,648        646       42,750         (930,659)    1,880      (1,365)

Effects of debt exchange:
  Eliminate Predecessor's Common and                                                          (1,880)
   Treasury Stock                         (64,648)      (646)        (719)               -                 1,365
  Issue Successor's Common Stock              319          -            -                -         -           -
  Financial instruments retained by
    Predecessor                                 -          -            -                -         -           -
    -    11% Sr. Secured Discount
         Debentures                             -          -      141,274                -         -           -
    -    Redeemable Preferred Stock             -          -       19,500                -         -           -
    -    Intercompany receivable                -          -       (7,997)               -         -           -
    -    Other, net                             -          -         (188)               -         -           -
Net loss                                        -          -            -          (99,238)        -           -
                                          -------    -------    ---------      -----------    ------    --------

Successor Company Balance
       at December 31, 1999                   319    $     -    $ 194,620      $(1,029,897)        -    $      -
                                          =======    -------    =========      ===========    ------    --------

See accompanying notes to consolidated financial statements.

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Years ended December 31,
                                                         -------------------------------------------------
                                                            1999                1998              1997
                                                            ----                ----              ----
                                                         (Successor)       (Predecessor)     (Predecessor)
Cash flows from operating activities:
   Loss from continuing operations                       $  (163,204)       $  (135,538)       $  (143,074)
   Adjustments to reconcile to net cash
   from continuing operating activities:
     Depreciation and amortization                            16,569              7,452              5,551
     Debt issuance cost amortization                          11,217             10,109              6,120
     Accretion of interest                                    46,999             48,601             43,148
     Loss on disposal of property, plant,
       and equipment, net                                      3,039                309                250
       Write-off of refinancing fees                           9,781                  -                  -
     Changes in assets and liabilities, net of
       effects from acquisitions of
        businesses:
         Accounts receivable                                  (5,838)             9,572              8,664
         Inventories                                           1,283                962              1,182
         Prepaid expenses and other assets                    (4,388)              (659)             2,865
         Accounts payable                                        138             (2,722)            (3,724)
         Accrued expenses and other                              266            (13,413)            (5,034)
                                                         -----------        -----------        -----------
      Net cash used by continuing operating activities       (84,138)           (75,327)           (84,052)
      Net cash used by discontinued operations                (4,842)           (61,815)           (43,164)
                                                         -----------        -----------        -----------
Net cash used by operating activities                        (88,980)          (137,142)          (127,216)

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                -           (117,151)                 -
   Net proceeds from divestitures of businesses              117,886                  -            384,096
   Capital expenditures                                       (6,442)           (19,186)           (11,978)
   Cash   restricted  for  the  purchase  of  property,
     plant and equipment                                           -             (7,119)                 -
   Other                                                       2,648             (4,472)               928
                                                         -----------        -----------        -----------
Net cash provided (used) by investing activities             114,092           (147,928)           373,046

Cash flows from financing activities:
   Increase (decrease) in revolving credit                    22,801             75,000            (78,300)
   Payments on long-term debt                                 (3,648)            (5,981)            (3,056)
   Payments of debt issuance costs                           (20,968)           (12,879)                 -
   Issuance of redeemable preferred stock                          -                  -             19,500
   Other                                                        (467)                 -                344
                                                         ------------       -----------        -----------
Net cash provided (used) by financing activities              (2,282)            56,140            (61,512)

Increase (decrease) in cash and cash equivalents              22,830           (228,930)           184,318
Balance - beginning of year                                    5,715            234,645             50,327
                                                         -----------        -----------        -----------
Balance - end of year                                    $    28,545        $     5,715        $   234,645
                                                         ===========        -==========        ===========


See accompanying notes to consolidated financial statements.

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


(1)    COMPANY BACKGROUND

       SFAC New Holdings, Inc. (together with its Subsidiaries, the "Successor Company") was formed to exchange debt securities issued by the Company for certain debt securities of Specialty Foods Acquisition Corporation ("Predecessor Company" or "SFAC"), as described in Note 11. As required by the context, the "Company" refers to the Successor Company or the Predecessor Company. Specialty Foods Corporation ("SFC"), a direct wholly owned subsidiary of the Predecessor Company, contributed its interest in the operating subsidiaries and other assets through a wholly-owned subsidiary, SFC-Sub, to SFAC New Holdings, Inc. As a result of the debt exchange and revised corporate structure, completed on June 11, 1999, SFAC New Holdings, Inc. is treated as a successor company for reporting purposes.

       The financial statements of the Predecessor Company are not comparable in certain respects to those of the Successor Company principally due to the 11% Senior Subordinated Discount Debentures and the redeemable preferred stock of the Predecessor Company. The redeemable preferred stock was not exchanged and the 11% Senior Secured Discount Debentures were exchanged at SFC-Sub, Inc.

       The Company through its direct, wholly-owned subsidiary, SFC New Holdings, Inc., is a leading producer, marketer and distributor of bakery products. The continuing operations of the Company consist of the following operating companies:

            - Mother's Cake & Cookie Co. ("Mother's") - Mother's is the second largest retail cookie producer and distributor in the Western United States. Mother's sells its branded cookie products primarily to retail grocers.

            - Archway Cookies, Inc. ("Archway") - Acquired in 1998, Archway is one of the nation's leading cookie makers, producing more than one billion cookies annually. Archway sells its branded cookie products to supermarkets, restaurants and to retail grocers throughout the U.S. and Canada.

            - Andre-Boudin Bakeries, Inc. ("Boudin") - Boudin is a leading marketer of premium branded specialty breads and bread-related products. Boudin sells its products to supermarkets, restaurants and through a chain of 38 bakery cafes and kiosks located in California and the greater Chicago area.

       The Company's discontinued operations are described in Note 3.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

       The Company's financial statements are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated. Acquisitions recorded as purchases are included in the Consolidated Statement of Operations from the date of acquisition. Divestitures reported as discontinued operations have been removed from continuing operations and reclassified to discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

       The 1999 operating results for the Successor Company consists of: (i) the Predecessor Company's operations for the period of January 1, 1999 through the June 11, 1999 debt exchange and (ii) the post June 11, 1999 operations of the Successor Company. Prior period financial information of the Predecessor Company is based on its historical financial information.

                  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  RECLASSIFICATIONS

       Certain amounts included in the 1998 and 1997 financial statements have been reclassified to conform to the manner in which the 1999 financial statements have been presented.

                  CASH EQUIVALENTS

       Cash equivalents represent investments in overnight bank deposits and commercial paper with an original maturity of less than three months.

                  INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out (FIFO) method.

         PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives or, in the case of leasehold improvements, over the terms of the leases, if shorter, as follows:

                                                     Years
                                                     -----

              Buildings and improvements              7-40
              Machinery and equipment                 3-20
              Office furniture and vehicles           3-10

       Expenditures for maintenance, repairs, and minor replacements are charged to current operations. Expenditures for major replacements and betterment are capitalized.

       The cost and related accumulated depreciation of property and equipment retired or sold is eliminated from the property and equipment accounts at the time of retirement or sale, and the resulting gain or loss is reported in the Consolidated Statement of Operations.

         INTANGIBLE ASSETS

       Intangible assets, which consist primarily of the excess of cost over fair value of net assets acquired, are amortized on a straight-line basis over the periods of expected benefit, which range from five to forty years. The Company annually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company assesses recoverability of intangible assets based on its expectations concerning operating cash flows after interest and capital expenditures. An impairment is recorded if the discounted value of such cash flows is less than the recorded value of the intangible assets. The Company utilizes a discount rate which reflects its weighted average cost of capital.

         DEFERRED DEBT ISSUANCE COSTS

       Deferred debt issuance costs are being amortized by the straight-line method over the terms of the related debt agreements and are classified as other noncurrent assets.

         ADVERTISING COSTS

       Advertising costs are expensed as incurred.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


(3)    DISCONTINUED OPERATIONS

       On March 20, 2000, SFC New Holdings, Inc. completed the sale of its subsidiary, Metz Baking Company ("Metz"), to the Earthgrains Company for $625,000. Accordingly, Metz is reported as a discontinued operation in the Consolidated Financial Statements. Metz is a leading retail bread company serving the Midwestern United States. Upon closing, $20,000 of the purchase price was paid into an escrow to secure potential future indemnification obligations of SFC New Holdings, Inc. arising out the sale. Depending on the amount of any potential future indemnification obligations, the escrow will release $10,000 one year after closing and the remaining amount two years after the closing.

       For financial reporting purposes, the Company will report a gain on the sale of Metz for the quarter ending March 31, 2000. This gain is estimated to approximate $405,000.

       In April 1999, the Company sold its subsidiary, H&M Food Systems Company, Inc. ("H&M"), for $132,000. H&M is a producer of custom formulated, pre-cooked meat products that are sold primarily to national restaurant chains and prepared-food producers.

       In addition, during 1997 the Company divested of:

                  - Stella Foods, Inc. ("Stella") - One of the largest specialty cheese producers in the United States with distribution to retail grocers, foodservice accounts, and commercial food processors. The sale of Stella was completed in December 1997 for $405,000.

                  - Gai's Seattle French Baking Company ("Gai's") - A restaurant and institutional bakery operation serving the northwestern United States. The sale of Gai's was completed in February 1997.

                  - San Francisco French Bread ("SFFB") - A sourdough hearth bread operation located in California. The sale of SFFB was completed in March 1997.

       These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. Operating results for these businesses during their ownership by SFC, including revenues of $641,956, $717,349, and $1,456,606 for 1999, 1998, and 1997, respectively, have been reclassified to discontinued operations. No interest expense has been allocated to discontinued operations.

       In 1999, the earnings from discontinued operations include the full year operating results of Metz and the operating results of H&M through the April 1999 closing date. The net gain on disposal of discontinued operations for 1999 consists primarily of the gain on the sale of H&M. In 1998, the earnings from discontinued operations relates to H&M and Metz. The net loss on disposal of discontinued operations for 1998 consists of revisions to the estimated losses on prior year dispositions. In 1997, the earnings from discontinued operations relate to Stella, H&M and Metz.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


       The net gain on disposal of discontinued operations for 1997 consisted principally of the gain realized on the sale of Stella.

       Net assets of the discontinued operations as of December 31, 1999 related to Metz and the net assets of the discontinued operations as of December 31, 1998 related to Metz and H&M and consisted of the following:

                                                       1999          1998
                                                       ----          ----
       Accounts receivable, net of allowance       $    11,507      $ 12,926
       Inventories                                      15,467        28,011
       Plant and equipment, net                        173,030       216,023
       Other assets                                      3,800         8,128
       Goodwill, net                                    44,712        34,812
       Accounts payable                                (30,658)      (31,645)
       Accrued expenses and other liabilities          (47,878)      (51,471)
                                                   -----------   -----------
                                                   $   169,980   $   216,784
                                                   ===========   ===========


(4)    ACQUISITIONS

       In October 1998, SFC acquired all of the outstanding capital stock of Archway, a privately held Michigan corporation, from the previous stockholders. The purchase price totaled approximately $116,000.

       The acquisition was accounted for as a purchase and, accordingly, the respective purchase price was allocated to the applicable assets and liabilities based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the fair values of the net assets acquired was approximately $92,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The acquisition was funded by a combination of cash and borrowings under SFC's existing revolving credit facility. Operating results of Archway have been included in the Consolidated Statements of Operations since the acquisition date.

       In January 2000, the Company acquired the Lew-Mark Baking Company for $23,100. Lew-Mark Baking holds the exclusive license to the Archway brand in the states of New York and New Jersey and had 1999 unaudited sales of approximately $25,000.


(5)    ACQUISITION LIABILITIES

       In connection with the formation of the Company and subsequent acquisitions, estimated liabilities were recorded for the expected cash expenditures to consolidate facilities, streamline operations, and settle environmental, legal and tax matters. As of December 31, 1999, there are $7,959 of remaining acquisition liabilities, of which $4,278 is classified as current. Cash expenditures associated with acquisition liabilities were $6,133, $2,976, and $1,662 for 1999, 1998, and 1997, respectively.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


 (6)   EXTRAORDINARY ITEMS

       In the first quarter of 1998, the Company refinanced its accounts receivable, revolver, and term loan financing facilities. Due to this early extinguishment of debt, the Company wrote-off deferred debt issuance costs related to the previous facilities of $5,714 and recorded the write-off as an extraordinary item in 1997.


(7)    ACCOUNTS RECEIVABLE

       Specialty Foods Finance Corporation ("SFFC"), a wholly-owned subsidiary of SFC New Holdings, Inc., was established for the purpose of acquiring substantially all of the trade accounts receivable generated by the operating subsidiaries of SFC New Holdings, Inc. Under the terms of the Accounts Receivable Facility ("Facility"), SFFC sells for cash an undivided interest in eligible accounts receivable. Under the terms of the Facility, the maximum amount of eligible receivables that can be sold to the Facility is $50,000. The amount outstanding under the Facility varies based upon the level of eligible receivables and advance rate factors. As of December 31, 1999, the amount outstanding under the Facility was $37,048. The discount on receivables sold is included in other expense and totaled $917, $985, and $817 in 1999, 1998, and 1997, respectively. Trade accounts receivable are reported net of the allowance for doubtful accounts of $656 and $513 in 1999 and 1998, respectively.

       Concurrent with the closing of the sale of Metz in March 2000, the Facility was terminated.

       The Company has one customer that accounted for 12.8%, 14.1% and 12.0% of net sales in 1999, 1998 and 1997, respectively. No other customer accounts for more than 10% of the Company's net sales.


(8)    INVENTORIES

       The components of inventories are as follows:

                                                         1999          1998
                                                         ----          ----

            Raw materials and packaging              $    5,275     $    5,382
            Work in progress                                190            264
            Finished goods                                4,158          5,657
            Other                                         1,742          1,779
                                                     ----------     ----------
                                                         11,365         13,082
            Less obsolescence and other allowances         (470)          (904)
                                                     ----------     ----------
                                                     $   10,895     $   12,178
                                                     ==========     ==========

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


 (9)   PROPERTY, PLANT, AND EQUIPMENT

       The components of property, plant and equipment are as follows:

                                                        1999           1998
                                                        ----           ----

                Land                                 $   1,532      $   1,532
                Buildings and improvements              33,443         36,596
                Machinery and equipment                 54,648         44,972
                Office furniture and vehicles           16,936         12,519
                Construction in progress                 5,076          9,294
                                                     ---------      ---------
                                                       111,635        104,913
                Less accumulated depreciation          (44,387)       (32,786)
                                                     ---------      ---------
                                                     $  67,248      $  72,127
                                                     =========      =========

       Depreciation expense was $13,696, $6,908, and $5,495 in 1999, 1998, and
1997, respectively.


(10)   ACCRUED EXPENSES

       The components of accrued expenses are as follows:

                                                        1999            1998
                                                        ----            ----

                     Accrued payroll                 $   3,768      $   3,875
                     Other taxes payable                   739            981
                     Workers' compensation               2,816          3,030
                     Compensated absences                2,792          2,248
                     Accrued marketing                   1,295          2,192
                     Accrued interest                   23,398         21,869
                     Acquisition liabilities             4,278          2,508
                     Other                               5,614          4,395
                                                       -------      ---------
                                                     $  44,700      $  41,098
                                                     =========      =========

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


(11)   LONG-TERM DEBT

       DEBT

       During 1999, the Company completed exchange offers that provided investors that held debt of the predecessor companies, Specialty Foods Acquisition Corporation and Specialty Foods Corporation, the opportunity to exchange their debt securities for the debt securities of SFC-Sub, Inc. (the direct parent of SFAC New Holdings, Inc.) and the two successor companies, SFAC New Holdings, Inc. and SFC New Holdings, Inc. Concurrent with the exchange offers, the Company amended and restated its Term Loan and Revolving Credit facilities, and amended its off-balance sheet Accounts Receivable facility to extend the maturity date of these facilities and permit the exchange offers.

       The following table reconciles the debt reported by the Predecessor Company at December 31, 1998 to the debt reported by the Successor Company at December 31, 1999.


                                                                              Debt
                                                                           exchanged
                                            Predecessor        Debt           With           Normal         Successor
                                           December 31,         not         SFC-Sub,        Operating      December 31,
                                               1998          exchanged        Inc.          Activity           1999
                                           ----------------------------------------------------------------------------
     Revolving Credit Facility             $    75,000     $        -      $        -      $  22,801        $    97,801
     Term Loan Facility                        169,080              -               -         (1,737)           167,343
     Senior Notes due August 2001              225,000           (130)              -              -            224,870
     Senior Notes due October 2002             150,000            (25)              -              -            149,975
     Senior   Subordinated   Notes  due
        August 2003                            200,000           (170)              -            702            200,532
     13%   Senior   Secured    Discount
        Debentures                             295,191              -               -         39,721            334,912
     11% Senior Subordinated Discount
        Debentures, payable to related
        parties                                134,698              -        (141,274)         6,576                  -
     Other                                       4,668                              -         (1,207)             3,461
                                           -----------     ----------      ----------      ---------        -----------
                                                                    -
                                             1,253,637           (325)       (141,274)        66,856          1,178,894
         Less current portion                   (3,439)                             -            572             (2,867)
                                           -----------     ----------      ----------      ---------        -----------
                                                                    -
                                           $ 1,250,198     $     (325)     $ (141,274)     $  67,428        $ 1,176,027
                                           ===========     ==========      ==========      =========        ===========


                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


       The Successor Company issued debt replacing the Predecessor Company's debt. The differences in the key provisions are noted below.

            - Senior Notes due August 2001 - The coupon rate was increased from 10 1/4% to 11 1/4%.

            - Senior Notes due October 2002 - The coupon rate was increased from 11 1/8% to 12 1/8%.

            - Senior Subordinated Notes due August 2003 - The coupon rate was increased from 11 1/4% to 13 1/4% with 12 1/4% payable in cash and 1% payable in kind.

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

       The Company has incurred approximately $21,900 in fees and expenses related the exchange offers and refinancing. Approximately $12,100 of fees have been paid to debtholders and have been classified as a long-term asset on the Company's Consolidated Balance Sheet. The remaining $9,800 of fees and expenses were paid to third parties and have been recorded as a non-operating expense on the Company's Consolidated Statement of Operations.

       The 11 1/4% and 12 1/8% Senior Notes and the 13 1/4% Senior Subordinated Notes are unsecured. The 13% Senior Secured Discount Debentures are secured by a first priority lien on and a security interest in all of the outstanding capital stock of SFC New Holdings, Inc. and all intercompany notes, if any, owing to SFAC New Holdings, Inc.

       Semi-annual interest payments are required through maturity on the 11 1/4% Senior Notes and the 13 1/4% Senior Subordinated Notes on February 15 and August 15 each year. Semi-annual interest payments are required through maturity on the 12 1/8% Senior Notes on April 1 and each year.

       The Senior Secured Discount Debentures accrete at an interest rate of 13% up to the maturity amount of $587,186 on June 15, 2004. Beginning December 15, 2004, semi-annual interest payments are required through the maturity date on June 15, 2009.

       The Company has certain limitations regarding sales of assets, loans and investments, encumbrances of assets and assumption of additional indebtedness. In addition, the indentures governing the Senior Notes and the Senior Subordinated Notes contain certain restrictive covenants, including, to the detriment of the holders of the Senior Secured Discount Debentures, certain covenants that restrict or prohibit (with de minimis exceptions) SFC New Holdings, Inc.'s ability to pay dividends or make other distributions to SFAC New Holdings, Inc. Specifically, as a result of SFC New Holdings, Inc.'s net losses and accumulated deficit, its ability to make distributions to SFAC New Holdings, Inc. under the indentures of the Senior Notes and the Senior Subordinated Notes has been impaired and these indentures will require modification before any such distribution to SFAC New Holdings, Inc. can be made.

       Cash paid for interest was $91,474, $80,739, and $84,595 for the years ended December 31, 1999, 1998, and 1997, respectively.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


       Aggregate maturities of debt are as follows:

                 2000                                      $     2,867
                 2001                                          488,690
                 2002                                          150,427
                 2003                                          200,797
                 2004                                              261
                 Thereafter                                    335,852
                                                           -----------
                     Total aggregate maturities            $ 1,178,894
                                                           ===========


       On March 20, 2000 the Company completed the sale of its Metz operating unit for $625,000. The sale of Metz results in immediately available net cash proceeds of approximately $545,000 (net of a $20,000 escrow, an approximate $40,000 to terminate at closing the accounts receivable facility and an estimated $20,000 for taxes and other expenses associated with the transaction). Under its existing debt arrangements, the Company is required to apply 75% of the Metz net proceeds, or approximately $410,000, to reduce debt. As a result, concurrent with the Metz closing, the Company has paid in full amounts outstanding under the Revolving and Term Loan facilities totaling approximately $265,000 and terminated these arrangements. Within thirty days after the Metz closing, the Company is required to commence an asset sale tender offer for a portion (approximately $145,000) of the Company's Senior Notes.


(12)   FINANCIAL INSTRUMENTS

                  CONCENTRATION OF CREDIT RISK

       The Company's exposure to credit loss in the event of nonpayment of accounts receivable by customers is represented in the net amount of those receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from those customers. As of December 31, 1999, the Company does not believe it has any significant concentration of credit risk with respect to its trade accounts receivable.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value and carrying amount of long term debt including current maturities at December 31, 1999 are as follows:
                                                                    Estimated
                                                     Carrying         Fair
                                                      Amounts        Values
                                                     --------       --------
                  Financial liabilities:
                    Long-term debt, including
                       current maturities          $ 1,178,894    $    811,445

The fair value of long-term debt has been determined based on quoted market prices at December 31, 1999.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

 (13)  LEASE COMMITMENTS

       The Company leases equipment and facilities under various noncancelable operating leases. Future minimum lease payments under all noncancelable operating leases are as follows:

                 2000                                       $ 5,531
                 2001                                         5,348
                 2002                                         4,656
                 2003                                         3,856
                 2004                                         3,104
                 Thereafter                                   7,693
                                                           --------
                            Total minimum lease payments   $ 30,188
                                                           ========

       Total rental expense for 1999, 1998, and 1997 was $7,584, $7,100, and $6,396 respectively.


(14)   INCOME TAXES

       The provision (benefit) for income taxes for 1999, 1998, and 1997 relates to state income taxes payable (refundable). An effective tax rate reconciliation is not presented since the Company has no federal tax currently payable or deferred income tax expense due to its net operating loss position.

       The components of net deferred taxes are as follows:

                                                         1999        1998
                                                         ----        ----

       Deferred tax assets related to:
            Accrued expenses and other liabilities  $    69,548  $    60,630
            Net operating losses                         22,789       67,819
            Other                                           498        2,472
                                                    -----------  -----------
                  Total deferred tax assets              92,835      130,921

       Valuation allowance                               86,993      128,906
                                                    -----------  -----------
                  Total net deferred tax assets           5,842        2,015

       Deferred tax liabilities related to:
            Depreciation                                  3,260        2,015
            Amortization                                  2,582            -
                                                    -----------  -----------
                  Total deferred tax liabilities          5,842        2,015
                                                    -----------  -----------
                  Net deferred tax
                     asset (liability)$             $         -  $         -
                                                    ===========  ===========

       At December 31, 1999, the Company has federal net operating loss carryforwards of $59,000 including $9,000 of loss carryforwards which are subject to limitations that may substantially limit future utilization. Also at December 31, 1999, the Company has $51,000 of state net operating loss carryforwards. The net operating loss carryforwards exclude allocable portions related to discontinued operations. Net operating loss carryforwards expire in varying amounts through the year 2019.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


       Cash paid (received) for income taxes was $128, $(614), and $15 for 1999, 1998, and 1997, respectively.


 (15)  LITIGATION AND OTHER CONTINGENCIES

         LITIGATION

       The Company has indemnified the acquirer of Stella for the liability associated with an existing lawsuit. In 1993, Stella was alleged to have misappropriated confidential and proprietary trade secrets of a competitor and infringed upon the competitor's purported trademark ("Cacique Case"). During 1999, a verdict of $4,500 in compensatory damages was returned against Stella and certain other defendants. In addition, the Court assessed approximately $1,700 of interest on compensatory damages, $5,000 of plaintiff attorney fees to be paid by the defendants, and $12,500 of aggregate punitive damages jointly and severally against Stella and C. Dean Metropoulos, the former CEO of Stella. The Company strongly disagrees with the verdict in this case and believes that numerous reversible errors occurred at the trial and the Company will vigorously pursue all available remedies.

       Recently, three additional lawsuits have arisen stemming from the Cacique matter. First, the Company and the other defendants in the Cacique Case have filed suit against certain insurance carriers of both the Company and Stella seeking declaratory relief that such insurance companies are responsible for certain of the damages in the Cacique Case. Second, following the verdict in the Cacique Case, Saputo filed suit against the Company seeking injunctive relief and alleging that the Company is obligated to post a bond on Saputo's behalf in the Cacique Case equal to 150% of the aggregate verdict while the Cacique Case is under appeal. The Company disagrees with the allegations in the Saputo lawsuit and intends to vigorously defend the matter. Third, C. Dean Metropoulos filed suit against SFC, Stella and certain other defendants alleging, among other things, that the Company and its agents interfered with Mr. Metropoulos' rights to indemnification from Stella for damages arising out of the Cacique Case. The Company believes that Mr. Metropoulos' lawsuit is entirely without merit. The Company intends to vigorously defend against this action. Although any litigation has an element of uncertainty, management believes the ultimate outcome of the Cacique matter will not have a material adverse effect on the Company's financial condition or results of operations.

       In addition to the Cacique matter, in the normal course of business activities, the Company is a party to certain legal proceedings and claims. Although the outcome of such matters cannot be determined with certainty, it is management's opinion that, after consideration of the relevant matters of each case and the accruals recorded, the final outcome will not have a material adverse effect on the Company's financial position or results of operations.

           OTHER

       Various operating subsidiaries are self-insured or retain a portion of losses with the respect to workers' compensation claims. Accordingly, the Company provides irrevocable letters of credit or surety bonds which total $4,352 at December 31, 1999 to state regulatory agencies or insurance companies.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


(16)   EMPLOYEE BENEFITS

         PENSION AND OTHER POST-RETIREMENT BENEFITS

       Certain of the operating subsidiaries sponsor single-employer, non-contributory, defined benefit pension plans. The operating subsidiaries also participate in numerous multi-employer, non-contributory, defined benefit pension plans. Substantially all of the Company's employees are covered by the defined benefit or multi-employer plans. Certain of the subsidiaries also sponsor post-retirement health care benefit plans.

       Benefits for employees under the single-employer, defined benefit pension plans are based on various factors including length of service and average compensation. Contributions are funded to the extent deductible for federal income tax purposes.

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets during the years ended December 31, 1999 and December 31, 1998 and a summary of the funded status as of December 31, 1999 and December 31, 1998:


                                                                 Pension Plans             Post-retirement Medical
------------------------------------------------------------------------------------------------------------------
                                                              1999              1998             1999      1998
                                                              ----              ----             ----      ----
Change in Benefit Obligation
   Benefit obligation at beginning of year                  $  51,412        $  48,403     $    2,585    $   2,271
     Service cost                                               2,077            1,846            119          102
     Interest cost                                              3,536            3,245            168          156
     Participant Contributions                                      -                -             32           29
     Plan amendments                                              985                -              -            -
     Settlement (gain) or loss                                      -                -              -            -
     Benefits paid                                             (3,133)          (2,991)           (97)         (87)
     Actuarial (gain) or loss                                  (6,300)             909           (307)         114
                                                            ---------        ---------     ----------    ---------
   Benefit obligation at end of year                        $  48,577        $  51,412     $    2,500    $   2,585
                                                            =========        =========     ==========    =========

Change in Plan Assets
   Fair value of plan assets at beginning of year           $  54,278        $  50,551     $        -    $       -
                                                                                                    -            -
     Actual return on plan assets                              12,288            5,911              -            -
     Benefits paid                                             (3,133)          (2,991)             -            -
     Other                                                          -              807              -            -
                                                            ---------        ---------     ----------    ---------
   Fair value of plan assets at end of year                 $  63,433        $  54,278     $             $       -
                                                            =========        =========     ==========    =========


                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                                   Pension Plans                 Post-retirement Medical
                                            -------------------------------------------------------------
                                               1999             1998              1999             1998
                                               ----             ----              ----             ----
Summary of Funded Status
    Funded status                           $   14,856       $    2,866        $  (2,500)       $  (2,585)
    Unrecognized transition amount                (166)            (274)               -                -
    Unrecognized prior service cost              1,293              438                -                -
    Unrecognized net (gain) or loss            (20,723)          (9,357)               6              314
                                            ----------       ----------        ---------        ---------
    Accrued benefit cost                    $   (4,740)      $   (6,327)       $  (2,494)       $  (2,271)
                                            ==========       ==========        =========        =========

Amounts Recognized in Consolidated
    Balance Sheets
    Other noncurrent liabilities            $     (843)      $     (336)       $       -        $       -
    Net assets of discontinued operation        (3,897)          (5,991)          (2,494)          (2,271)
                                            ----------       ----------        ---------        ---------
                                            $   (4,740)      $   (6,327)       $  (2,494)       $  (2,271)
                                            ==========       ==========        =========        =========

       Upon closing of the Metz sale transaction, Earthgrains will assume the liability for the portion of the pension plan related to the active Metz employees and, accordingly, the fair value of plan assets and the benefit obligation at December 31, 1999 would be reduced by $19,206 and $17,456, respectively.

       The following table provides the components of net periodic benefit cost for the plans for the fiscal years ended December 31, 1999, 1998 and 1997:


                                                          Pension Plans                 Post-retirement Medical
                                                ------------------------------------------------------------------
                                                 1999         1998         1997       1999       1998        1997
                                                 ----         ----         ----       ----       ----        ----
   Service  cost - benefits  earned  during
   the period                                   $  635       $  603       $ 534      $  119     $  102      $   82

   Interest cost on the benefit obligation         636          630         647         168        156         144

   Expected return on plan assets                 (709)        (773)       (651)          -          -           -

   Net amortization and deferral
       Transition amount                          (108)        (108)       (108)          -          -           -
       Prior service costs                          53           53          53           -          -           -
       (Gain)/loss                                   -          (28)          -           4          -           -
                                                ------       -------      -----      ------     ------      ------

   Net periodic benefit cost                    $  507       $  377       $ 475      $  291     $  258      $  226
                                                ======       ======       =====      ======     ======      ======

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)



       Gains and losses in excess of 10% of the benefit obligation are amortized over five years for the post-retirement plan. The Company sponsors defined benefit health care plans that provide post-retirement medical and life benefits to certain full-time employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and co-insurance. The accounting for these plans anticipates future cost-sharing changes to the written plans that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for the year.

       The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:


                                                                             Post-retirement
                                                 Pension Plans                    Medical
                                           ------------------------------------------------------
                                             1999            1998           1999            1998
                                             ----            ----           ----            ----

     Discount rate                          8.00%            6.75%          7.50%           6.50%
     Salary scale                           4.00%            4.00%           N/A             N/A
     Long term rate of return on assets    10.50%           10.00%           N/A             N/A


       For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) was assumed for 1999, gradually decreasing to 6.0% by the year 2007 and remaining at that level thereafter. A 4.5% annual rate of increase in the per capita costs of the dental plan was assumed for all years. Because of the cap on employer costs, there would be an insignificant change in liabilities due to a one percent change in trend rates.

       Certain of the operating subsidiaries also participate in various multi-employer, defined benefit pension plans on behalf of employees pursuant to various collective bargaining agreements. Contributions to these plans included in continuing operations amounted to approximately $2,546, $2,613, and $2,428 for the years ended December 31, 1999, 1998, and 1997, respectively.

       The Company has various defined contribution plans which cover non-bargaining unit employees meeting eligibility requirements. Contributions to these plans were approximately $1,347, $841, and $453 for the years ended December 31, 1999, 1998, and 1997, respectively.

                  LONG TERM INCENTIVE COMPENSATION PLANS

       The Company has adopted long-term incentive compensation plans for several of its businesses which provide for cash awards upon the achievement of specified earnings or enterprise values. Amounts related to long-term incentive plans are expensed when amounts due participants vest. As of December 31, 1999, no amounts have been accrued.

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)


 (17)    RELATED PARTY TRANSACTIONS

                  CERTAIN TRANSACTIONS WITH STOCKHOLDERS OF AND AFFILIATES OF STOCKHOLDERS OF SFAC

       Certain of SFAC's stockholders and their affiliates previously entered into financial advisory arrangements (the "Financial Advisory Agreements") with SFAC New Holding, Inc.'s subsidiary, SFC New Holdings, Inc. Haas Wheat & Partners ("Haas Wheat"), Penobscot ("Penobscot"), an affiliate of Acadia Partners, L.P. ("Acadia"), and Keystone, Inc. ("Keystone") each entered into such Financial Advisory Agreements. In September 1999, the Board of Directors approved a one-year extension of the financial advisory arrangements. Under the terms of the Financial Advisory Agreements, SFC New Holdings, Inc. pays Haas Wheat an annual fee of $700 ( a portion of which Haas Wheat is obligated by agreement to remit to Acadia), Penobscot an annual fee of $200, and Keystone an annual fee of $100.

       The Company retained Donaldson, Lufkin, & Jenrette Securities Corporation ("DLJ", an affiliate of DLJMBP, which is a stockholder of SFAC), to serve as the Company's financial advisor in connection with the divestitures of Stella, H&M and Metz. The Company paid DLJ $1,600 for such services in 1999 related to the H&M sale and $5,400 in 1997 in connection with the Stella sale. Upon the closing of the Metz sale, the Company paid DLJ $3,800.

       DLJ also serves as the Syndication Agent for the Revolving Credit and Term Loan Facility. In 1998, upon the initial syndication of these facilities, the Company paid DLJ approximately $5,100. During 1999, as part of the exchange offer and the amendment to the Revolving Credit and Term Loan Facilities, the Company paid DLJ $500.


(18)     OTHER EXPENSE (INCOME)

         Other expense (income) is comprised of the following:

                                                 1999      1998      1997
                                                 ----      ----      ----


        Loss on disposal of property, plant
             and equipment                      $3,039    $  309    $  250
        Discount on receivables sold               917       985       817
        Other                                      (33)      248     1,020
                                                -------   ------    ------

                                                $3,923    $1,542    $2,087
                                                ======    ======    ======

                   SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)



(19)   SUPPLEMENTAL SALES DISCLOSURES (UNAUDITED)

       Over 95% of the Mother's/Archway products are distributed through a one-step, direct store delivery ("DSD") system comprised of approximate1y 1,025 routes. Approximately 25% of the routes are Company-owned routes while the balance of the routes are operated by independent distributors. Products sold through Company-owned routes are generally sold at wholesale price. Products sold to independent distributors, however, are generally sold at discounts to the wholesale price ranging from 16% to 21%.

       For comparison purposes, the following table illustrates the Company's sales as if its products were sold through a Company-owned DSD system at wholesale and including the 1999 pro forma net sales of Lew-Mark acquired in January 2000.

                                                             1999
                                                           ---------

             Net sales as reported (excluding Lew-Mark)    $ 284,574
             Lew-Mark pro forma net sales                     25,100
             Independent distributor discount (estimated)     37,946
                                                           ---------
             Pro forma  net sales at wholesale price       $ 347,620
                                                           ---------

                                                                    Schedule I
                                                                        Page 1

                             SFAC NEW HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                       December 31,
                                               ----------------------------
                                                  1999              1998
                                                  ----              ----
                                              (Successor)      (Predecessor)

                                   ASSETS

Cash                                        $          -       $          1
Investment in SFC New Holdings, Inc.            (504,111)          (450,974)
Deferred debt issuance costs                       3,746              4,235
Due from SFC                                           -              7,499
Other assets                                           -                  -
                                            ------------       ------------
                  Total assets              $   (500,365)      $   (439,239)
                                            ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured discount debentures          $    334,912       $    295,191
Senior subordinated discount debentures                -            134,698
                                            ------------       ------------
                  Total liabilities              334,912            429,889

Redeemable preferred stock                             -             19,500

Stockholders' equity:
     Common stock                                      -                646
     Additional paid-in capital                  194,620             42,750
     Accumulated deficit                      (1,029,897)          (930,659)
     Cost of common shares in treasury                 -             (1,365)
                                            ------------       ------------
                  Total stockholders' equity    (835,277)          (888,628)
                                            ------------       ------------

                  Total liabilities and
                     stockholders' equity   $   (500,365)      $   (439,239)
                                            ============       ============

The condensed financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

                                                              Schedule I Cont.
                                                                        Page 2


                             SFAC NEW HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                Years Ended December 31,
                                                      -----------------------------------------
                                                            1999        1998            1997
                                                            ----        ----            ----
                                                      (Successor)  (Predecessor)   (Predecessor)
Equity in earnings (loss) of SFC
   New Holdings, Inc.                                 $  (52,437)    $  (46,166)     $   91,361

Operating expenses                                             -            972             945
                                                      ----------     ----------      ----------

Income (loss) from operations                            (52,437)       (47,138)         90,416
                                                      ----------     ----------      ----------

Nonoperating expense:
     Interest expense                                    (46,298)       (48,601)        (43,148)
     Amortization of deferred debt issuance costs           (488)          (609)           (609)
                                                      ----------     ----------      ----------
                  Total nonoperating expense             (46,786)       (49,210)        (43,757)
                                                      ----------     ----------      ----------

Income (loss) before income taxes                        (99,223)       (96,348)         46,659
     Income taxes                                            (15)           105            (136)
                                                      ----------     ----------      ----------

                  Net income (loss)                   $  (99,238)       (96,243)     $   46,523
                                                      ==========     ==========      ==========



The condensed financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

                                                              Schedule I Cont.
                                                              ----------------
                                                                        Page 3


                             SFAC NEW HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                Years Ended December 31,
                                                                 --------------------------------------------------------
                                                                      1999                 1998                  1997
                                                                      ----                 ----                  ----
                                                                 (Successor)           (Predecessor)         (Predecessor)
Cash flows from operating activities:
     Net income (loss)                                           $   (99,238)          $   (96,243)           $   46,523
     Debt issuance cost amortization                                     488                   609                   609
     Accretion of interest                                            46,298                48,601                43,148
     Equity in earnings of SFC                                        52,437                46,166               (91,361)
     Changes in operating assets and liabilities:
         Other assets                                                      -                     -                     -
                                                                 -----------           -----------            ----------
                          Net cash (used) by
                                    operating activities                 (15)                 (867)               (1,081)

Cash flows from financing activities:
     Dividend from subsidiary                                              -                 1,004                 1,122
     Issuance of preferred stock                                           -                     -                19,500
     Advances from SFC                                                     -                   122               (18,375)
     Other                                                                14                  (259)               (1,166)
                                                                 -----------           -----------            ----------
                          Net cash provided by
                                     financing activities                 14                   867                 1,081

Net decrease in cash and cash equivalents                                 (1)                    -                     -
Cash at beginning of period                                                1                     1                     1
                                                                 -----------           -----------            ----------
Cash at end of period                                            $         -           $         1            $        1
                                                                 ===========           ===========            ==========


The condensed financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

                             SFAC NEW HOLDINGS, INC.

               METZ DIVESTITURE - PRO FORMA FINANCIAL INFORMATION


DESCRIPTION OF SALE

On March 20, 2000, SFC New Holdings, Inc., a subsidiary of SFAC New Holdings, Inc. completed the sale of its subsidiary, Metz Baking Company ("Metz"), to the Earthgrains Company for $625 million. Accordingly, Metz is reported as a discontinued operation in the Consolidated Financial Statements. Metz is a leading retail bread company serving the Midwestern United States. Upon closing, $20 million of the purchase price was paid into an escrow to secure potential future indemnification obligations of SFC New Holdings, Inc. arising out the sale. Depending on the amount of any potential future indemnification obligations, the escrow will release $10 million one year after closing and the remaining amount two years after the closing.

The sale of Metz results in immediately available net cash proceeds of approximately $545 million (net of a $20 million escrow, an approximate $40 million to terminate at closing the accounts receivable facility and an estimated $20 million for taxes and other expenses associated with the transaction). Under its existing debt arrangements, the Company is required to apply 75% of the Metz net proceeds, or approximately $410 million, to reduce debt. As a result, concurrent with the Metz closing, the Company has paid in full amounts outstanding under the Revolving Credit and Term Loan facilities totaling approximately $265 million and has terminated these arrangements. Within thirty days after the Metz closing, the Company is required to commence an asset sale tender offer for a portion (approximately $145 million) of the Company's Senior Notes.

After the completion of the Metz sale, the Company will use available cash proceeds to fund operating and investing activities since it has terminated its Accounts Receivable, Revolving and Term Loan Facilities. After the Metz transaction, the Company expects to have approximately $100 million of available cash following payment of transaction-related expenses, cash collateralizing remaining letters of credit, and payment of the required debt reduction and related accrued interest, but excluding other cash requirements of its continuing operations. The Company is currently evaluating such cash requirements of its existing businesses and is considering using a portion of the available cash for further debt reduction. Management believes that the available cash balance should be adequate to fund the Company's 2000 operating and investing activities. However, there can be no assurance that available funds will be adequate to meet such needs.

INTRODUCTION TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following pro forma financial statements reflect the estimated impact of the Metz sale transaction on the Consolidated Balance Sheet and Consolidated Statement of Operations for the year ended December 31, 1999. For purposes of reporting the pro forma balance sheet, it is assumed that the business was sold on December 31, 1999 and the required debt reduction occurred on that date. For purposes of reporting the pro forma results of operations, it is assumed that the business was sold on January 1, 1999. The pro forma financial information is not intended to reflect the actual results of operations or financial position of the Company which would have resulted if the sale had occurred on the assumed dates.

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                   SFAC New                          SFAC New
                                                Holdings, Inc.    Pro Forma       Holdings, Inc.
                                                  Historical     Adjustments        Pro Forma
                                                  ----------     -----------        ---------
Current Assets:
   Cash and cash equivalents                      $   28,545      $ 127,461   (1)   $ 156,006
   Accounts receivable, net                           15,826          9,386   (2)      25,212
   Net assets of discontinued operations             169,980       (169,980)  (3)           -
   Other current assets                               19,575         14,300   (4)      33,875
                                                  ----------      ---------         ---------
          Total current assets                       233,926        (18,833)          215,093

   Noncurrent assets                                 197,512         (1,005)  (5)     196,507
                                                  ----------      ---------         ---------
          Total assets                            $  431,438      $ (19,838)        $ 411,600
                                                  ==========      =========         =========

   Current maturities of long-term debt           $    2,867      $  (1,738)  (7)   $   1,129
   Accounts payable and accrued expenses              57,699         (4,489)  (6)      53,210
                                                  ----------      ---------         ---------
          Total current liabilities                   60,566         (6,227)           54,339

   Long-term debt                                  1,176,027       (407,012)  (7)     769,015
   Other noncurrent liabilities                       30,122              -            30,122
                                                  ----------      ---------         ---------
          Total liabilities                        1,266,715       (413,239)          853,476

Stockholders' equity                                (835,277)       393,401   (8)    (441,876)
                                                  ----------      ---------         ---------

   Total liabilities and stockholders' equity     $  431,438      $ (19,838)        $ 411,600
                                                  ==========      =========         =========


See accompanying notes to pro forma financial statements.

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                      SFAC New                              SFAC New
                                                   Holdings, Inc.   Pro Forma            Holdings, Inc.
                                                     Historical    Adjustments             Pro Forma
Net sales                                            $ 284,574      $        -            $   284,574
Cost of sales                                          119,761               -                119,761
                                                     ---------      ----------            -----------
          Gross profit                                 164,813               -                164,813

Operating expenses:
   General and administrative expenses                 162,103               -                162,103
   Amortization of intangibles                           2,873               -                  2,873
                                                     ---------      -----------           -----------
          Total operating expenses                     164,976               -                164,976

Loss from operations                                      (163)              -                   (163)

Other:
   Interest expense, net                               149,134         (46,765)    (9)        102,369
   Third party financing fees                            9,781                -                 9,781
   Other expense, net                                    3,923                -                 3,923
                                                     ---------      -----------           -----------
 Loss before income taxes                             (163,001)          46,765              (116,236)
   Income tax expense                                      203                -                   203
                                                     ---------      -----------           -----------
Loss from continuing operations                       (163,204)          46,765              (116,439)
                                                     ---------      -----------           -----------

Discontinued operations:
   Earnings                                             37,175               -                 37,175
   Gain on disposal                                     26,791          404,406   (10)        431,197
                                                     ---------      -----------           -----------
                                                        63,966          404,406               468,372

Extraordinary item                                           -          (16,540)  (11)        (16,540)
                                                     ---------      -----------           -----------

          Net income (loss)                          $ (99,238)     $   434,631           $   335,393
                                                     =========      ===========           ===========



See accompanying notes to pro forma financial statements.

                    SFAC NEW HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO PRO FORMA FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999


(1) Represents sales price net of the funds placed in escrow, the repurchase of off-balance sheet accounts receivable from the Accounts Receivable Securitization Facility, the cash collateralizing remaining letters of credit, the required debt reduction and the payment of estimated expenses related to the transaction.

(2) Represents the amount of accounts receivable from continuing operations which was repurchased from the Accounts Receivable Securitization Facility that was terminated upon the closing of the sale of Metz.

(3) Reflects the elimination of assets transferred to and liabilities assumed by the buyer.

(4) Represents the current portion of the escrow account and the cash collateralizing letters of credit.

(5) Elimination of deferred financing fees related to the Revolving Credit Facility, Term Loan Facility and a portion of the Senior Notes, net of noncurrent portion of escrow.

(6) Elimination of accrued interest related to the Revolving Credit Facility, Term Loan Facility and a portion of the Senior Notes.

(7) Required payoff of amounts outstanding under the Term Loan and Revolving Credit Facilities and a portion of the Company's Senior Notes.

(8) Represents the gain on the sale less the write-off of deferred fees related to the Term Loan Facility, Revolving Credit Facility and a portion of the Senior Notes.

(9) Eliminates interest expense related to the Term Loan Facility, Revolving Credit Facility and Senior Notes and the amortization of the related deferred financing fees.

(10)   Represents the gain on the sale.

(11) Represents the write-off of the deferred financing fees related to the Term Loan and Revolving Credit Facilities and a portion of the Senior Notes.